Form 10-Q
period 2021-03-31
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2021-05-17
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37509

HENNESSY CAPITAL INVESTMENT CORP. V

(Exact name of registrant as specified in its charter)

Delaware	85-3433864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3415 N. Pines Way, Suite 204 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 201-1903

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-fourth of one Redeemable Warrant	HCICU	The Nasdaq Stock Market LLC

Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	HCIC	The Nasdaq Stock Market LLC

Redeemable Warrants included as part of the Units	HCICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 14, 2021, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020.
	(unaudited)
ASSETS
Current assets:
Cash	$2,079,000	$72,000
Prepaid expenses	560,000	-
Deferred offering costs	-	179,000
Total current assets	2,639,000	251,000
Cash and investments held in trust account	345,015,000	-
Total assets	$347,654,000	$251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $70,000 of offering costs at March 31, 2021 and December31, 2020	$110,000	$79,000
Accrued liabilities	1,202,000	-
Note payable to Sponsor	-	150,000
Deferred compensation	71,000	-
Accrued income and franchise taxes	50,000	-
Total current liabilities	1,433,000	229,000
Other liabilities:
Warrant liability	24,582,000
Deferred underwriting compensation	12,075,000	-
Total liabilities	38,090,000	229,000

Commitments and contingencies	-	-
Common stock subject to possible redemption; 30,456,430 and -0- shares at March 31, 2021 and December 31, 2020, respectively, (at value of approximately $10.00 per share)	304,564,000	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 4,043,570 and -0- shares, respectively, issued and outstanding at March 31, 2021 and December 31, 2020 (excluding 30,456,430 and -0- shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020 (1)	1,000	1,000
Additional paid-in-capital	7,437,000	24,000
Retained earnings (accumulated deficit)	(2,438,000)	(3,000)
Total stockholders’ equity	5,000,000	22,000

Total liabilities and stockholders’ equity	$347,654,000	$251,000

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 4)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2021
Revenues	$-
General and administrative expenses	1,602,000
Loss from operations	(1,602,000)

Other income (expense)
Interest income on Trust Account	15,000
Warrant liability issuance costs	(639,000)
Charge associated with issuance of private placement warrants	(832,000)
Change in fair value of warrant liability	623,000
Loss before provision for income tax	(2,435,000)

Provision for income tax	-
Net loss	$(2,435,000)

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	34,500,000
Net income per Class A common share – basic and diluted	$0,00
Weighted average Class B common shares outstanding – basic and diluted	8,385,000
Net loss per Class B common share – basic and diluted	$(0.28)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021

(unaudited)

	Common Stock				Additional	Retained Earnings/
	Class A Shares	Amount	Class B Shares(1)	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
Balances, December 31, 2020(1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Sale of Units to the public at $10.00 per Unit less fair value, $13,973,000 allocated to the warrant liability	34,500,000	3,000	-	-	331,024,000	-	331,027,000
Underwriters’ discount and offering expenses	-	-	-	-	(19,050,000)	-	(19,050,000)
Change in Class A common stock subject to possible redemption	(30,456,430)	(3,000)	-	-	(304,561,000)	-	(304,564,000)
Net loss, three months ended March 31, 2021 (unaudited)	-	-	-	-	-	(2,435,000)	(2,435,000)
Balances, March 31, 2021 (unaudited)	4,043,570	$-	8,625,000	$1,000	$7,437,000	$(2,438,000)	$5,000,000

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 4)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the three months ended March 31, 2021
Cash flows from operating activities:
Net loss	$(2,435,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income retained in Trust Account	(15,000)
Warrant liability issuance costs	639,000
Charge associated with issuance of private placement warrants	832,000
Change in fair value of warrant liability	(623,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(560,000)
Increase in accounts payable (excluding offering costs of $70,000)	40,000
Increase in accrued liabilities	1,202,000
Increase in deferred compensation	71,000
Increase in accrued income and franchise taxes and rounding	50,000
Net cash used in operating activities	(799,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units to the public	345,000,000
Proceeds from sale of Private Placement Warrants	10,400,000
Payment of underwriting discounts	(6,900,000)
Payment of offering costs	(544,000)
Payment of Note payable to Sponsor	(150,000)
Net cash provided by financing activities	347,806,000

Net increase (decrease) in cash	2,007,000
Cash at beginning of period	72,000
Cash at end of period	$2,079,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$12,025,000
Offering costs included in accounts payable	$70,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

Notes to Condensed Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Investment Corp. V (the “Company”) was incorporated in Delaware on October 6, 2020 as Hennessy Capital Acquisition Corp. V and changed its name to Hennessy Capital Investment Corp. V on November 19, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2021, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners V LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $345,000,000 Public Offering (Note 3) and a $10,400,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $345,000,000 was placed in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of our public stockholders.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of the Nasdaq Capital Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per public common share ($345,000,000 held in the Trust Account divided by 34,500,000 public shares).

The Company will only have 24 months from the closing date of the Public Offering, until January 20, 2023, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated January 14, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2021, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Public Offering or one year from the date of issuance of these financial statements.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share:

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 15,558,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s condensed statement of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2021:

March 31, 2021
Net income available to Class A common stockholders:
Interest income	$15,000
Less: Income and franchise taxes (limited to income)	(15,000)
Net income attributable to Class A common stockholders	$-

Net loss available to Class B common stockholders:
Net loss	$(2,435,000)
Less: amount attributable to Class A common stockholders	-
Net (loss) attributable to Class B common stockholders	$(2,435,000)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriters discount of $18,975,000. Such costs were allocated among the equity and warrant liability components and approximately $19,050,000 of such costs have been charged to equity and the remainder, approximately $639,000, have been charged to the statement of operations upon completion of the Public Offering in January 2021.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded income tax expense of approximately $-0- because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2021 was approximately -0-% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination costs and warrant costs which may not be deductible. At March 31, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $75,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2021, 30,456,430 of the 34,500,000 public shares were classified outside of permanent equity.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date that the financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

On January 20, 2021, the Company completed the sale of 34,500,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share. Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Accordingly, unless a holder owns a multiple of four Units, the number of Warrants issuable to such holder upon separation of the Units will be rounded down to the nearest whole number of Warrants. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates or any anchor investors, without taking into account any founder shares or warrants held by our initial stockholders or such affiliates, as applicable, or our anchor investors, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the shares of Class A common stock; and

●	if, and only if, the closing price of the shares of Class A common stock equals or exceeds $10.00 per public share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination by January 20, 2023, and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full. The Warrants that were issued in connection with the 4,500,000 over-allotment units are identical to the public Warrants and have no net cash settlement provisions.

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters at the closing of the Public Offering, or $6,900,000, with an additional fee (the “Deferred Discount”) of 3.5%, or $12,075,000, of the gross offering proceeds payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

The Company intends to finance a Business Combination with proceeds from the $345,000,000 Public Offering and a $10,400,000 private placement (Note 4), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering and the private placement, net proceeds of $345,000,000 were placed in the Trust Account.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020 the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share (up to 937,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In January 2021, the Sponsor transferred an aggregate of 1,450,000, Founder Shares to the Company’s officers, directors and advisors. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In January 2021, the Company effected a stock dividend of 0.2 shares for each share of Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 Founder Shares. Certain of the transferees of the initial stockholders (discussed above) then transferred an aggregate of 290,000 shares back to the Sponsor. The January 2021 stock dividend is retroactively restated in the accompanying financial statements at December 31, 2020. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The over-allotment option was exercised in full and therefore no shares were forfeited and this contingency has lapsed.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. and D. E. Shaw Valence Portfolios, L.L.C. (collectively, the “Direct Anchor Investors”) purchased from the Company an aggregate of 6,933,333 warrants at a price of $1.50 per warrant (a purchase price of $10,400,000), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). The Sponsor purchased 4,853,333 Private Placement Warrants and the Direct Anchor Investors purchased 2,080,000 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor, the Direct Anchor Investors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the Direct Anchor Investors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at a newly issued price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to its initial stockholders or their affiliates or any anchor investors, without taking into account any founder shares or warrants held by our initial stockholders or such affiliates, as applicable, or our anchor investors, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor and the Direct Anchor Investors will expire worthless.

Registration Rights

The Company’s initial stockholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. In December 2020, the Company borrowed approximately $150,000 under the Note in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at March 31, 2021.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $38,000 was charged to general and administrative expenses in the three months ended March 31, 2021.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer approximately $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which approximately $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three months ended March 31, 2021, approximately $76,000 was paid and approximately $71,000 was included in accrued deferred compensation at March 31, 2021 for these obligations.

NOTE 5 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $345,000,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At March 31, 2021 the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of approximately 0.03% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2021 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$345,015,000	$-	$345,015,000

NOTE 6 — ACCOUNTING FOR WARRANT LIABILITY, CORRECTION OF PREVIOUSLY ISSUED BALANCE SHEET, FAIR VALUE MEASUREMENT

At March 31, 2021, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants.

The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) such as the Company. The Staff Statement reflects the Staff’s view that in many cases, warrants issued by SPACs should be characterized as liabilities for accounting purposes, rather than as equity securities, unless certain conditions are met. As a result of this guidance, the Company’s management further evaluated its warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity including the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

In addition, the impact to the balance sheet as of January 20, 2021 prepared in connection with the Public Offering and filed in a current report on Form 8-K with the SEC on January 26, 2021 (the “Form 8-K) related to the impact of accounting for warrants as liabilities at fair value resulted in approximately a $25,205,000 increase to the warrant liabilities line item at January 20, 2021 and an offsetting decrease to the Class A common stock subject to redemption. There is no change to total stockholders’ equity at any reported balance sheet date. In addition, the Company has recorded approximately $1,471,000 of costs to the statement of operations at inception of the warrants to reflect (i) approximately $639,000 of warrant issuance costs and (ii) approximately $832,000 charge for costs associated with issuance of the private placement warrants for the difference between the price paid for the warrants and the fair value at that date.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$13,627,000	$—	$—	$13,627,000
Private Placement Warrants	$10,955,000	$—	$—	$10,955,000
Warrant liability at March 31, 2021	$24,582,000			$24,582,000

The Company utilizes an independent valuation consultant that uses a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three month period ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At January 20, 2021 (Initial Measurement)	As of March 31, 2021
Stock price	$10.00	$9.81
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility – pre announcement	10%	10%
Volatility – post announcement	30%	30%
Risk-free rate	0.62%	1.1%
Probability of acquisition	75%	75%
Fair value of warrants	$1.62	$1.58

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value at January 1, 2021	-	-	-
Initial measurement on January 20, 2021	$13,973,000	$11,232,000	$25,205,000
Change in valuation inputs or other assumptions	(346,000)	(277,000)	(623,000)
Fair value as of March 31, 2021	$13,627,000	$10,955,000	$24,582,000

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At March 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding. At March 31, 2021 and December 31, 2020 there were 4,043,570 and -0- shares, respectively, of Class A common stock issued or outstanding (excluding 30,456,430 and -0- shares, respectively, subject to possible redemption at March 31, 2021 and December 31, 2020.

The 1,125,000 shares of Class B common stock which were subject to forfeiture at (as described in Note 4) are no longer subject to forfeiture as the underwriters exercised their over-allotment option in full in January 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Business Combination Costs

In connection with identifying an initial Business Combination candidate and negotiating an initial Business Combination, the Company has entered into and expects to enter into additional engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Risks and Uncertainties — COVID-19

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of its operations, and/or search for a target company and/or a target company’s financial position and results of its operations, and the closing of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 – MERGER AGREEMENT AND PLAN OF REORGANIZATION; PIPE FINANCING SUBSCRIPTIONS AGREEMENTS

Merger Agreement and Plan of Reorganization

Subsequent to March 31, 2021, on May 7, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) to effect an initial business combination, by and among the Company, PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”), Plus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“PubCo”), Prime Merger Sub I, Inc., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly-owned subsidiary of PubCo (“First Merger Sub”), Prime Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“Second Merger Sub”), and Plus Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus (“Plus Holdings”).

Pursuant to the Merger Agreement, a business combination between the Company and Plus (the “Business Combination”) will be effected through (a) the merger of Prime Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus Holdings, with and into Plus, with Plus surviving as a wholly-owned subsidiary of Plus Holdings (the “F-Reorg Merger”); (b) following the F-Reorg Merger, the merger of First Merger Sub with and into Plus Holdings, with Plus Holdings surviving as a wholly-owned subsidiary of PubCo (the “Plus Merger”); and (c) simultaneously with, and as part of the same overall transaction as the Plus Merger, the merger of Second Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of PubCo (the “HCIC Merger” and, together with the Plus Merger, the “Mergers”). As a result of the Mergers, Plus Holdings and the Company each will become a direct wholly-owned subsidiary of PubCo, Plus will become a direct wholly-owned subsidiary of Plus Holdings and PubCo will become a publicly traded company.

Plus is a global provider of self-driving truck technology aimed at making trucks safer, more efficient, more comfortable, and better for the environment using its autonomous driving solution PlusDrive advanced sensing technologies, including radar, lidar, and cameras to provide a 360-degree sensing system. Plus plans to begin mass production of PlusDrive, starting in 2021 with FAW, a heavy-truck manufacturer. Plus is headquartered in Cupertino, California.

Under the terms of the Merger Agreement, the aggregate consideration to be paid to existing Plus shareholders as a result of the F-Reorg Merger and Plus Merger is expected to be up to approximately 272 million shares of newly issued ordinary shares of PubCo, par value of $0.000002, designated as Class A Ordinary Shares, which are expected to have one (1) vote per share (“PubCo Class A Ordinary Shares”) and ordinary shares of PubCo, par value of $0.000002, designated as Class B Ordinary Shares, which are expected to have eight (8) votes per share (“PubCo Class B Ordinary Shares” and together with the PubCo Class A Ordinary Shares, “PubCo Shares”), with such PubCo Shares valued at $10 per share. A portion of the aggregate consideration of PubCo Shares will be subject to forfeiture restrictions or other restrictions or in the form of options or warrants of PubCo, in each case to the same extent to which the securities of existing Plus securityholders are subject to forfeiture restrictions or other restrictions or held in the form of options or warrants.

As a result of the HCIC Merger, (a) each outstanding share of the Company’s common stock will be cancelled in exchange for the right to receive for one PubCo Class A Ordinary Share, and (b) each outstanding warrant of the Company will become exercisable for one PubCo Class A Ordinary Share on the same terms and conditions.

In connection with the execution of the Merger Agreement, on May 7, 2021, the Company and PubCo entered into separate subscription agreements (the “PIPE Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and PubCo has agreed to issue and sell to the PIPE Investors, an aggregate of 15 million PubCo Class A Ordinary Shares (the “PIPE Shares”), for a purchase price of $10.00 per share and at an aggregate purchase price of $150 million in a private placement (the “PIPE Financing”).

The consummation of the Business Combination (the “Closing”) is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Plus’ shareholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including upon notice after November 8, 2021. The parties have agreed to customary exclusivity obligations by either party for any reason. The Closing is expected to occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Merger Agreement. The Company anticipates the Closing will occur in the third quarter of 2021 but can provide no assurances that the Closing will occur timely or at all.

Additional information regarding the proposed Business Combination and the business and operations of Plus is contained in the Current Report on Form 8-K filed by the Company on May 10, 2021 and will be available in the Registration Statement on Form F-4 once filed by PubCo with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated as a Delaware corporation on October 6, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering that was completed in January 2021 (the “Public Offering”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an Initial Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our Initial Business Combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, or limit our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and

●	other disadvantages compared to our competitors who have less debt.

At March 31, 2021, we had approximately $2,079,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Recent Developments – Entry into Merger Agreement and Plan of Reorganization; PIPE Financing Subscription Agreements

Subsequent to March 31, 2021, on May 7, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) to effect an initial business combination, by and among the Company, PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”), Plus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“PubCo”), Prime Merger Sub I, Inc., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly-owned subsidiary of PubCo (“First Merger Sub”), Prime Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo (“Second Merger Sub”), and Plus Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus (“Plus Holdings”).

Pursuant to the Merger Agreement, a business combination between the Company and Plus (the “Business Combination”) will be effected through (a) the merger of Prime Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus Holdings, with and into Plus, with Plus surviving as a wholly-owned subsidiary of Plus Holdings (the “F-Reorg Merger”); (b) following the F-Reorg Merger, the merger of First Merger Sub with and into Plus Holdings, with Plus Holdings surviving as a wholly-owned subsidiary of PubCo (the “Plus Merger”); and (c) simultaneously with, and as part of the same overall transaction as the Plus Merger, the merger of Second Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of PubCo (the “HCIC Merger” and, together with the Plus Merger, the “Mergers”). As a result of the Mergers, Plus Holdings and the Company each will become a direct wholly-owned subsidiary of PubCo, Plus will become a direct wholly-owned subsidiary of Plus Holdings and PubCo will become a publicly traded company.

Plus is a global provider of self-driving truck technology aimed at making trucks safer, more efficient, more comfortable, and better for the environment using its autonomous driving solution PlusDrive advanced sensing technologies, including radar, lidar, and cameras to provide a 360-degree sensing system. Plus plans to begin mass production of PlusDrive, starting in 2021 with FAW, a heavy-truck manufacturer. Plus is headquartered in Cupertino, California.

Under the terms of the Merger Agreement, the aggregate consideration to be paid to existing Plus shareholders as a result of the F-Reorg Merger and Plus Merger is expected to be up to approximately 272 million shares of newly issued ordinary shares of PubCo, par value of $0.000002, designated as Class A Ordinary Shares, which are expected to have one (1) vote per share (“PubCo Class A Ordinary Shares”) and ordinary shares of PubCo, par value of $0.000002, designated as Class B Ordinary Shares, which are expected to have eight (8) votes per share (“PubCo Class B Ordinary Shares” and together with the PubCo Class A Ordinary Shares, “PubCo Shares”), with such PubCo Shares valued at $10 per share. A portion of the aggregate consideration of PubCo Shares will be subject to forfeiture restrictions or other restrictions or in the form of options or warrants of PubCo, in each case to the same extent to which the securities of existing Plus securityholders are subject to forfeiture restrictions or other restrictions or held in the form of options or warrants.

As a result of the HCIC Merger, (a) each outstanding share of the Company’s common stock will be cancelled in exchange for the right to receive for one PubCo Class A Ordinary Share, and (b) each outstanding warrant of the Company will become exercisable for one PubCo Class A Ordinary Share on the same terms and conditions.

In connection with the execution of the Merger Agreement, on May 7, 2021, the Company and PubCo entered into separate subscription agreements (the “PIPE Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and PubCo has agreed to issue and sell to the PIPE Investors, an aggregate of 15 million PubCo Class A Ordinary Shares (the “PIPE Shares”), for a purchase price of $10.00 per share and at an aggregate purchase price of $150 million in a private placement (the “PIPE Financing”).

The consummation of the Business Combination (the “Closing”) is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Plus’ shareholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including upon notice after November 8, 2021. The parties have agreed to customary exclusivity obligations by either party for any reason. The Closing is expected to occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Merger Agreement. The Company anticipates the Closing will occur in the third quarter of 2021 but can provide no assurances that the Closing will occur timely or at all.

Additional information regarding the proposed Business Combination and the business and operations of Plus is contained in the Current Report on Form 8-K filed by the Company on May 10, 2021 and will be available in the Registration Statement on Form F-4 once filed by PubCo with the Securities and Exchange Commission.

Results of Operations

For the period from October 6, 2020 (date of inception) to March 31, 2021 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 20, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 20, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($14,000 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the three months ended March 31, 2021 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Professional and consulting fees and travel costs associated with investigating potential Initial Business Combination candidates were approximately $1,263,000, for the three months ended March 31, 2021 including approximately $1,255,000 of costs associated with professional, due diligence and consulting fees. As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $93,000 for the three months ended March 31, 2021. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were $-0-, for the three months ended March 31, 2021 because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. We are permitted to withdraw interest earned from the Trust Account for the payment of taxes to the extent of interest income earned. We did not withdraw any interest from the Trust Account in the three months ended March 31, 2021.

The Public Offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At March 31, 2021, proceeds in the Trust Account continue to be invested in such money market fund. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments are low (approximately 0.3%) and at that level are insufficient to cover our franchise tax obligations. It is unclear how long this condition will persist, or whether it could worsen.

As discussed further in Note 6 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The statement of operations for the three months ended March 31, 2021 reflects other income from change in fair value of the warrant liability of approximately $623,000 and charges to other expense aggregating approximately $1,471,000 for warrant liability transaction costs (approximately $639,000) and transaction date compensation expense (approximately $832,000).

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities at January 20, 2021 has been corrected to reflect the warrants as liabilities at that date, which did not have any effect on the Company’s previously reported operating expenses, cash flows, cash, trust account or total stockholders’ equity (see Note 6 to condensed financial statements).

Liquidity and Capital Resources

On January 20, 2021, we consummated the Public Offering of an aggregate of 34,500,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $345,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 6,933,333 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. and D. E. Shaw Valence Portfolios, L.L.C. (collectively, the “Direct Anchor Investors”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $10,400,000.

The net proceeds from the Public Offering and Private Placement was approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At March 31, 2021 and December 31, 2020, we had approximately $2,079,000 and $72,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our Class B common stock for $25,000 by the Sponsor, and a total of $150,000 loaned by the Sponsor against the issuance of an unsecured promissory note (the “Note”). The Note was non-interest bearing and was paid in full on January 20, 2021 in connection with the closing of the Public Offering.

The Company believes, but cannot provide any assurance, that the approximately $2,079,000 of cash at March 31, 2021 represents sufficient liquidity to fund the Company’s operations for the next twelve months.

The Company has only until January 20, 2023 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by January 20, 2023, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the Public Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer approximately $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which approximately $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three months ended March 31, 2021, approximately $76,000 was paid and approximately $71,000 was included in current liabilities as deferred compensation at March 31, 2021 for these obligations.

Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 15,558,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s condensed statement of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2021:

March 31, 2021
Net income available to Class A common stockholders:
Interest income	$15,000
Less: Income and franchise taxes (limited to income)	(15,000)
Net income attributable to Class A common stockholders	$-

Net loss available to Class B common stockholders:
Net loss	$(2,435,000)
Less: amount attributable to Class A common stockholders	-
Net (loss) attributable to Class B common stockholders	$(2,435,000)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriters discount of $18,975,000. Such costs were allocated among the equity and warrant liability components and approximately $19,050,000 of such costs have been charged to equity and the remainder, approximately $639,000, have been charged to the statement of operations upon completion of the Public Offering in January 2021.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded income tax expense of approximately $-0- because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2021 was approximately -0-% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination costs and warrant costs which may not be deductible. At March 31, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $75,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2020, 30,456,430 of the 34,500,000 public shares were classified outside of permanent equity.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 6, 2020 for the purpose of effecting an Initial Business Combination. As of March 31, 2021, we had not commenced any operations or generated any revenues. All activity through March 31, 2021 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $345,000,000 of the net proceeds of the Public Offering and the Private Placement that closed on January 20, 2021 were deposited into a Trust Account and invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At March 31, 2021, the Trust Account remains invested in such money market fund. At March 31, 2021, there was approximately $300,015,000 in the Trust Account.

ITEM 4. CONTROLS AND PROCEDURES

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 25109 and 333-252115), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 14, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the January 20, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on January 26, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants in this Quarterly Report on Form 10-Q. The effect of the restatement on specific line items in our January 20, 2021 audited closing date balance sheet can be found in footnote 6 of the Notes to Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the restatement of our January 20, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there has not been a change to the risk factors disclosed in our Prospectus filed with the SEC on January 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of our initial public offering and the concurrent private placement in January 2021, we have 15,558,333 warrants outstanding (comprised of the 6,933,333 public warrants included in the units and the 8,625,000 private placement warrants). We recorded the warrant liability at fair value upon issuance as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The warrant liability is adjusted for the change in fair value each period with a charge or credit recognized in our statement of operations. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

On January 20, 2021, we consummated a private placement of an aggregate 6,933,333 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating total proceeds of approximately $10,400,000. The Private Placement Warrants, which were purchased by our sponsor Hennessy Capital Partners V, LLC and by our anchor investors, are substantially similar to the warrants included in the units issued in our Public Offering (the “Public Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from the Initial Public Offering

On January 20, 2021, we consummated our Public Offering of 34,500,000 units, with each unit consisting of one share of Class A common stock and one-quarter of one warrant. Each whole warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per whole share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share, or in some instances $10.00 per share (see Note 3 to condensed financial statements), for any 20 trading days within a 30-trading day period. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $345,000,000. Citigroup Global Markets Inc. and Barclays Capital Inc. acted as joint book-runner managers for the Public Offering and Roth Capital Partners, LLC and Loop Capital Markets LLC served as co-managers for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251609). The SEC declared the registration statement effective on January 14, 2021.

We paid a total of approximately $6,900,000 in underwriting discounts and commissions and approximately $714,000 for other costs and expenses related to the Public Offering. In addition, the underwriters for the Public Offering agreed to defer payment of approximately $12,075,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. We also repaid the promissory note to our Sponsor from the proceeds of the Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and among the Company, Citigroup Global Markets Inc. and Barclays Capital Inc., as representative of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and the Sponsor.

10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3	Registration Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders.

10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and Hennessy Capital LLC.

10.5	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor.

10.6	Form of Subscription Agreement, dated January 5, 2021, by and among the Company, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (1)

10.7	Subscription Agreement, dated January 8, 2021, by and between the Company and D. E. Shaw Valence Portfolios, L.L.C. (1)

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
1101.SCH	XBRL Taxonomy Extension Schema Document
1101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
1101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
1101.LAB	XBRL Taxonomy Extension Label Linkbase Document
1101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

(1)	Incorporated by reference to the Form 8-K filed by the Company on January 21, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: May 17, 2021	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2021	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)