Form 10-Q
period 2021-06-30
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2021-08-16
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-39892

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

As of August 12, 2021, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,366,000	$72,000
Prepaid expenses	486,000	-
Deferred offering costs	-	179,000
Total current assets	1,852,000	251,000
Cash and investments held in trust account	345,028,000	-
Total assets	$346,880,000	$251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,000	$4,000
Accrued liabilities	5,846,000	75,000
Note payable to Sponsor	-	150,000
Deferred compensation	193,000	-
Accrued income and franchise taxes	100,000	-
Total current liabilities	6,270,000	229,000
Other liabilities:
Warrant liability	32,672,000
Deferred underwriting compensation	12,075,000	-
Total liabilities	51,017,000	229,000
Commitments and contingencies
Class A common stock subject to possible redemption; 29,086,291 and -0- shares at June 30, 2021 and December 31, 2020, respectively, (at value of approximately $10.00 per share)	290,863,000	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; 5,413,709 and -0- shares, respectively, issued and outstanding at June 30, 2021 and December 31, 2020 (excluding 29,086,291 and -0- shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (1)	1,000	1,000
Additional paid-in-capital	21,138,000	24,000
Retained earnings	(16,139,000)	(3,000)
Total stockholders’ equity	5,000,000	22,000

Total liabilities and stockholders’ equity	$346,880,000	$251,000

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021

Revenues	$-	$-
General and administrative expenses	5,623,000	7,226,000
Loss from operations	(5,623,000)	(7,226,000)
Other income (expense):
Interest income on Trust
Account	12,000	28,000
Warrant liability issuance costs	-	(639,000)
Charge associated with issuance of private placement warrants	-	(832,000)
Change in fair value of warrant liability	(8,090,000)	(7,467,000)
Loss before provision for income tax	(13,701,000)	(16,136,000)

Provision for income tax	-	-
Net loss	$(13,701,000)	$(16,136,000)

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	34,500,000	34,500,000
Net income per Class A common share – basic and diluted	$0.00	$0.00
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,506,000
Net loss per Class B common share – basic and diluted	$(1.59)	$(1.90)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021

(unaudited)

For the three months ended June 30, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, March 31, 2021 (unudited)	4,043,570	$-	8,625,000	$1,000	$7,437,000	$(2,438,000)	$5,000,000
Change in value of Class A common stock subject to possible redemption	1,370,139	-	-	-	13,701,000	-	(13,701,000)
Net loss, three months ended June 30, 2021 (unaudited)	-	-	-	-	-	(13,701,000)	(13,701,000)
Balances, June 30, 2021 (unaudited)	5,413,709	$-	8,625,000	$1,000	$21,138,000	$(16,139,000)	$5,000,000

For the six months ended June 30, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Sale of Units to the public at $10.00 per Unit less fair value, $13,973,000 allocated to the warrant liability	34,500,000	3,000	-	-	331,024,000	-	331,027,000
Underwriters’ discount and offering expenses	-	-	-	-	(19,050,000)	-	(19,050,000)
Change in value of Class A common stock subject to possible redemption	(29,086,291)	(3,000)	-	-	(290,860,000)	-	(290,863,000)
Net loss, six months ended June 30, 2021 (unaudited)	-	-	-	-	-	(16,136,000)	(16,136,000)
Balances, June 30, 2021 (unaudited)	5,413,709	$-	8,625,000	$1,000	$21,138,000	$(16,139,000)	$5,000,000

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

(unaudited)

Cash flows from operating activities:
Net loss	$(16,136,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income retained in Trust Account	(28,000)
Warrant liability issuance costs	639,000
Charge associated with issuance of private placement warrants	832,000
Change in fair value of warrant liability	7,467,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(486,000)
Increase in accounts payable (excluding offering costs of $70,000 at June 30, 2021 and $4,000 at December 31, 2020)	61,000
Increase in accrued liabilities	5,846,000
Increase in deferred compensation	193,000
Increase in accrued income and franchise taxes and rounding	100,000
Net cash used in operating activities	(1,512,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units to the public	345,000,000
Proceeds from sale of Private Placement Warrants	10,400,000
Payment of underwriting discounts	(6,900,000)
Payment of offering costs	(544,000)
Payment of Note payable to Sponsor	(150,000)
Net cash provided by financing activities	347,806,000

Net increase (decrease) in cash	1,294,000
Cash at beginning of period	72,000
Cash at end of period	$1,366,000

Supplemental disclosure of non-cash financing activities:
Initial value of Class A ordinary shares subject to redemption, as restated	$305,587,000
Change in value of Class A ordinary shares subject to redemption	$14,724,000
Deferred underwriters’ compensation	$12,075,000
Offering costs included in accounts payable	$70,000

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

At June 30, 2021, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners V LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $345,000,000 Public Offering (Note 4) and a $10,400,000 private placement (Note 5). Upon the closing of the Public Offering and the private placement, $345,000,000 was placed in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per public common share ($345,000,000 held in the Trust Account divided by 34,500,000 public shares).

The Company will only have 24 months from the closing date of the Public Offering, or until January 20, 2023, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 5); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 – MERGER AGREEMENT AND PLAN OF REORGANIZATION; PIPE FINANCING; SUBSCRIPTIONS AGREEMENTS

Merger Agreement and Plan of Reorganization

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

The consummation of the Business Combination (the “Closing”) is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Plus’ shareholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including upon notice after November 8, 2021. The parties have agreed to customary exclusivity obligations by either party for any reason. The Closing is expected to occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Merger Agreement. The Company anticipates the Closing will occur in the second half of 2021 but can provide no assurances that the Closing will occur timely or at all.

Additional information regarding the proposed Business Combination and the business and operations of Plus is contained in the Current Report on Form 8-K filed by the Company on May 10, 2021 and will be available in the Registration Statement on Form F-4 once filed publicly by PubCo with the Securities and Exchange Commission.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated January 14, 2021.

Liquidity and capital resources:

At June 30, 2021, the Company has approximately $1,366,000 in cash, approximately $6,270,000 of current liabilities and approximately $4,418,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company's plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s condensed statement of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2021:

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Net income available to Class A common stockholders:
Interest income	$12,000	$28,000
Less: Income and franchise taxes (limited to income)	(12,000)	(28,000)
Net income attributable to Class A common stockholders	$-	$-
Weighted average Class A common shares outstanding - basic and diluted	34,500,000	34,500,000
Net income per Class A common share – basic and diluted	$0.00	$0.00
Net loss available to Class B common stockholders:
Net loss	$(13,701,000)	$(16,136,000)
Less: amount attributable to Class A common stockholders	-	-
Net (loss) attributable to Class B common stockholders	$(13,701,000)	$16,136,000
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,506,000
Net loss per Class B common share – basic and diluted	$(1.59)	$(1.90)

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

Financial Instruments:

The fair value of the Company’s assets and liabilities (excluding the warrant liability), which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements primarily due to their short-term nature.

Use of Estimates:

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriters discount of $18,975,000. Such costs were allocated among the equity and warrant liability components based on their fair values and approximately $19,050,000 of such costs have been charged to equity and the remainder, approximately $639,000, have been charged to the condensed statement of operations upon completion of the Public Offering in January 2021.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, and December 31, 2021 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs which may not be deductible. At June 30, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $190,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2021, 29,086,291 of the 34,500,000 public shares were classified outside of permanent equity. At December 31, 2020, there were no shares of Class A common stock outstanding or redeemable.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated in both the initial and subsequent periods using a Monte Carlo simulation approach for the private warrants and the public warrants are valued based on public trading in an open market.

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 4 – PUBLIC OFFERING

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

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters at the closing of the Public Offering, or $6,900,000, with an additional fee (the “Deferred Discount”) of 3.5%, or $12,075,000, of the gross offering proceeds is payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

The Company intends to finance a Business Combination with proceeds from the $345,000,000 Public Offering and a $10,400,000 private placement (Note 5), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering and the private placement, net proceeds of $345,000,000 were placed in the Trust Account.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. In December 2020, the Company borrowed approximately $150,000 under the Note in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at June 30, 2021. Because the Note was payable on the earlier of June 30, 2021 or the completion of the Public Offering and both the date and the event (the completion of the Public Offering) have passed, this Note is no longer available to the Company.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $45,000 and 83,000, respectively, was charged to general and administrative expenses in the three and six months ended June 30, 2021.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three and six months ended June 30, 2021, $90,000 and $166,000, respectively, was paid and $155,000 was included in accrued deferred compensation at June 30, 2021 for these obligations.

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At June 30, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying June 30, 2021 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at June 30, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$345,028,000	$-	$345,028,000

There were no assets held in the Trust Account at December 31, 2020.

NOTE 7 – ACCOUNTING FOR WARRANT LIABILITY, CORRECTION OF PREVIOUSLY ISSUED BALANCE SHEET, FAIR VALUE MEASUREMENT

At June 30, 2021, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants.

The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) such as the Company. The Staff Statement reflects the Staff’s view that in many cases, warrants issued by SPACs should be characterized as liabilities for accounting purposes, rather than as equity securities, unless certain conditions are met. As a result of this guidance, the Company’s management further evaluated its warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, including the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

In addition, the impact to the balance sheet as of January 20, 2021 prepared in connection with the Public Offering and filed in a Current Report on Form 8-K with the SEC on January 26, 2021 (the “Form 8-K) related to the impact of accounting for warrants as liabilities at fair value resulted in approximately a $25,205,000 increase to the warrant liabilities line item at January 20, 2021 and an offsetting decrease to the Class A common stock subject to redemption. There is no change to total stockholders’ equity at any reported balance sheet date. In addition, the Company has recorded approximately $1,471,000 of costs to the statement of operations at inception of the warrants to reflect (i) approximately $639,000 of warrant issuance costs and (ii) approximately $832,000 charge for costs associated with the issuance of the private placement warrants to the Sponsor for the difference between the price paid for the warrants and the fair value at that date.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$18,112,000	$—	$—	$18,112,000
Private Placement Warrants	$14,560,000	$—	$—	$14,560,000
Warrant liability at June 30, 2021	$32,672,000			$32,672,000

The Company utilizes an independent valuation consultant that uses a Monte Carlo simulation model with Geometric Brownian motion to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three and six month period ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At June 30, 2021	At January 20, 2021 (Initial Measurement)
Stock price	$10.11	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	30%	30%
Risk-free rate	0.91%	0.62%
Probability of acquisition	95%	75%
Fair value of warrants	$2.10	$1.62

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value at January 1, 2021	-	-	-
Initial measurement on January 20, 2021	$13,973,000	$11,232,000	$25,205,000
Change in valuation inputs or other assumptions	(346,000)	(277,000)	(623,000)
Fair value as of March 31, 2021	$13,627,000	$10,955,000	$24,582,000
Change in valuation inputs or other assumptions	4,485,000	3,605,000	8,090,000
Fair value as of June 30, 2021	$18,112,000	$14,560,000	$32,672,000

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding for both periods and 5,413,709 and -0- shares, respectively, of Class A common stock issued and outstanding (excluding 29,086,291 and -0- shares, respectively, subject to possible redemption at June 30, 2021 and December 31, 2020).

The 1,125,000 shares of Class B common stock which were subject to forfeiture at December 31, 2020 (as described in Note 5) are no longer subject to forfeiture as the underwriters exercised their over-allotment option in full in January 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Business Combination Costs

In connection with identifying an initial Business Combination candidate and negotiating an initial Business Combination, the Company has entered into, and expects to enter into additional, engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Risks and Uncertainties – COVID-19

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

At June 30, 2021, we had approximately $1,366,000 in cash outside of the Trust Account. We are incurring and expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of the target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The consummation of the Business Combination (the “Closing”) is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Plus’ shareholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including upon notice after November 8, 2021. The parties have agreed to customary exclusivity obligations by either party for any reason. The Closing is expected to occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Merger Agreement. The Company anticipates the Closing will occur in the second half of 2021 but can provide no assurances that the Closing will occur timely or at all.

Additional information regarding the proposed Business Combination and the business and operations of Plus is contained in the Current Report on Form 8-K filed by the Company on May 10, 2021 and will be available in the Registration Statement on Form F-4 once publicly filed by PubCo with the Securities and Exchange Commission.

Results of Operations

For the period from October 6, 2020 (date of inception) to June 30, 2021, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 20, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 20, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and $29,000 per month ($14,000 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the three and six months ended June 30, 2021 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Professional and consulting fees, regulatory and travel costs associated with investigating potential Initial Business Combination candidates were approximately $5,070,000 and $6,332.000, respectively, for the three and six months ended June 30, 2021. As we identified our Initial Business Combination candidate, our costs have increased significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs required in connection with an Initial Business Combination. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $141,000 and $234,000 for the three and six months ended June 30, 2021. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were $-0-, for both the three and six months ended June 30, 2021 because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. We are permitted to withdraw interest earned from the Trust Account for the payment of taxes to the extent of interest income earned. We did not withdraw any interest from the Trust Account in the three and six months ended June 30, 2021.

The Public Offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At June 30, 2021, proceeds in the Trust Account continue to be invested in such money market fund. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments are low (less than 0.1%) and at that level are insufficient to cover our franchise tax obligations. It is unclear how long this condition will persist, or whether it could worsen.

As discussed further in Note 7 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements.  As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The condensed statement of operations for the three and six months ended June 30, 2021 reflects other expense from change in fair value of the warrant liability of approximately $8,090,000 and $7,467,000, respectively, and charges to other expense aggregating approximately $-0- and $1,471,000, respectively, for warrant liability transaction costs (approximately $639,000) and transaction date expense related to the issuance of the private placement warrants (approximately $832,000).

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities at January 20, 2021 has been corrected to reflect the warrants as liabilities at that date, which did not have any effect on the Company’s previously reported operating expenses, cash flows, cash, trust account or total stockholders’ equity (see Note 7 to condensed financial statements).

Liquidity and Capital Resources

On January 20, 2021, we consummated the Public Offering of an aggregate of 34,500,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $345,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 6,933,333 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. and D.E. Shaw Valance Portfolios,L.L.C. (collectively, the “Direct Anchor Investors”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $10,400,000.

The net proceeds from the Public Offering and Private Placement were approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At June 30, 2021, we had approximately $1,366,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

At June 30, 2021, the Company has approximately $1,366,000 in cash, approximately $6,270,000 of current liabilities and approximately $4,418,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company's plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The preponderance of the current liabilities (approximately $5,810,000) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

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

Off-balance sheet financing arrangements

As of June 30, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three and six months ended June 30, 2021, approximately $90,000 and $166,000 was paid and approximately $193,000 was included in current liabilities as deferred compensation at June 30, 2021 for these obligations.

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

The Company’s condensed statement of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2021:

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021

Net income available to Class A common stockholders:
Interest income	$12,000	$28,000
Less: Income and franchise taxes (limited to income)	(12,000)	(28,000)
Net income attributable to Class A common stockholders	$-	$-
Weighted average Class A common shares outstanding - basic and diluted	34,500,000	34,500,000
Net income per Class A common share – basic and diluted	$0.00	$0.00
Net loss available to Class B common stockholders:
Net loss	$(13,701,000)	$(16,136,000)
Less: amount attributable to Class A common stockholders	-	-
Net (loss) attributable to Class B common stockholders	$(13,701,000)	$16,136,000
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,506,000
Net loss per Class B common share – basic and diluted	$(1.59)	$(1.90)

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

Use of Estimates:

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriters discount of $18,975,000. Such costs were allocated among the equity and warrant liability components based on their fair values and approximately $19,050,000 of such costs have been charged to equity and the remainder, approximately $639,000, have been charged to the condensed statement of operations upon completion of the Public Offering in January 2021.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At June 30, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $190,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2021, 29,086,291 of the 34,500,000 public shares were classified outside of permanent equity. At December 31, 2020, there were no shares of Class A common stock outstanding or redeemable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 6, 2020 for the purpose of effecting an Initial Business Combination. As of June 30, 2021, we had not commenced any operations or generated any revenues. All activity through June 30, 2021 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $345,000,000 of the net proceeds of the Public Offering and the Private Placement that closed on January 20, 2021 were deposited into a Trust Account and invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At June 30, 2021, the Trust Account remains invested in such money market fund. At June 30, 2021, there was approximately $345,028,000 in the Trust Account.

ITEM 4. CONTROLS AND PROCEDURES

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File Nos. 333- 25609 and 333-252115), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 14, 2021).

Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in our warrant agreement preclude our warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

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

In connection with the SEC Statement our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our internal controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, except as noted below, there has not been a change to the risk factors disclosed in our Prospectus filed with the SEC on January 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC including the Form F-4 that we intend to file publicly in connection with our proposed Business Combination.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(1)*

Amended and Restated Merger Agreement and Plan of Reorganization, dated as of June 19, 2021, by and among Hennessy Capital Investment Corp. V, PlusAI Corp, Plus Inc., Prime Merger Sub I, Inc., Prime Merger Sub II, Inc. and Plus Holdings Ltd.

10.1(2)	Form of PIPE Subscription Agreement
10.2(2)	Form of Shareholder Support Agreement
10.3(2)	Sponsor Support Agreement, dated as of May 7, 2021, by and among PlusAI Corp, Plus Holdings Ltd., Hennessy Capital Partners V LLC and the other stockholders of Hennessy Capital Investment Corp. V set forth therein
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
1101.SCH	Inline XBRL Taxonomy Extension Schema Document
1101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
1101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
1101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
1101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	Furnished herewith
(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 21, 2021
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 10, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: August 16, 2021	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska
Title: Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)