Form 10-Q
period 2021-09-30
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2021-11-12
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,015,000	$72,000
Prepaid expenses	218,000	-
Deferred offering costs	-	179,000
Total current assets	1,233,000	251,000
Investments held in trust account	345,032,000	-
Total assets	$346,265,000	$251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$72,000	$4,000
Accrued liabilities	6,777,000	75,000
Note payable to Sponsor	-	150,000
Deferred compensation	239,000	-
Accrued income and franchise taxes	150,000	-
Total current liabilities	7,238,000	229,000
Other liabilities:
Warrant liability	19,448,000
Deferred underwriting compensation	12,075,000	-
Total liabilities	38,761,000	229,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,500,000 and -0- shares at September 30, 2021 and December 31, 2020, respectively, (at value of approximately $10.00 per share)	345,000,000	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; none issued and outstanding at September 30, 2021 and December 31, 2020 (excluding 34,500,000 and -0- shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	1,000	1,000
Additional paid-in-capital	-	24,000
Retained earnings	(37,497,000)	(3,000)
Total stockholders’ equity (deficit)	(37,496,000)	22,000

Total liabilities and stockholders’ equity (deficit)	$346,265,000	$251,000

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

 See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Revenues	$-	$-
General and administrative expenses	1,587,000	8,813,000
Loss from operations	(1,587,000)	(8,813,000)
Other income (expense):
Interest income on Trust Account	4,000	32,000
Warrant liability issuance costs	-	(639,000)
Charge associated with issuance of private placement warrants	-	(832,000)
Change in fair value of warrant liability	13,224,000	5,757,000
Income (loss) before provision for income tax	13,228,000	4,318,000

Provision for income tax	-	-
Net income (loss)	$11,641,000	$(4,495,000)

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	34,500,000	31,973,000
Net income per Class A common share – basic and diluted	$0.27	$(0.11)
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,543,000
Net loss per Class B common share – basic and diluted	$0.27	$(0.11)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2021

(unaudited)

For the three months ended September 30, 2021:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2021 (unaudited), as revised	-	$-	8,625,000	$1,000	$-	$(49,166,000)	$(49,165,000)
Net income, three months ended September 30, 2021 (unaudited)	-	-	-	-	-	11,641,000	11,641,000
Balances, September 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(37,497,000)	$(37,496,000)

For the nine months ended September 30, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Sale of Units to the public at $10.00 per Unit less fair value, $13,973,000 allocated to the warrant liability	34,500,000	3,000	-	-	331,024,000	-	331,027,000
Underwriters’ discount and offering expenses	-	-	-	-	(19,050,000)	-	(19,050,000)
Record value of Class A common stock subject to possible redemption	(34,500,000)	(3,000)	-	-	(344,997,000)	-	(345,000,000)
Transfer negative additional paid in capital to accumulated deficit	-	-	-	-	32,999,000	(32,999,000)	-
Net loss, nine months ended September 30, 2021 (unaudited)	-	-	-	-	-	(4,495,000)	(4,495,000)
Balances, September 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(37,497,000)	$(37,496,000)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021

(unaudited)

Cash flows from operating activities:
Net loss	$(4,495,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income retained in Trust Account	(32,000)
Warrant liability issuance costs	639,000
Charge associated with issuance of private placement warrants	832,000
Change in fair value of warrant liability	(5,757,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(218,000)
Increase in accounts payable (excluding offering costs of $70,000 at September 30, 2021 and $4,000 at December 31, 2020)	1,000
Increase in accrued liabilities	6.777,000
Increase in deferred compensation	239,000
Increase in accrued income and franchise taxes and rounding	150,000
Net cash used in operating activities	(1,864,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units to the public	345,000,000
Proceeds from sale of Private Placement Warrants	10,400,000
Payment of underwriting discounts	(6,900,000)
Payment of offering costs	(543,000)
Payment of Note payable to Sponsor	(150,000)
Net cash provided by financing activities	347,805,000

Net increase (decrease) in cash	943,000
Cash at beginning of period	72,000
Cash at end of period	$1,015,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$12,075,000
Offering costs included in accounts payable	$70,000

See accompanying notes to unaudited condensed financial statements

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

At September 30, 2021, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 2 – TERMINATION OF MERGER AGREEMENT AND PLAN OF REORGANIZATION

As previously disclosed, on May 7, 2021, Hennessy Capital Investment Corp. V (“HCIC”) entered into a Merger Agreement and Plan of Reorganization (as amended and restated on June 19, 2021, the “Merger Agreement”) with PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”), Plus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“PubCo”), Prime Merger Sub I, Inc., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly-owned subsidiary of PubCo, Prime Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo, and Plus Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus, to effect HCIC’s initial business combination with Plus. In light of recent developments in the regulatory environment outside of the United States, Plus is pursuing a potential restructuring of certain aspects of its business. Subsequent to September 30, 2021 and given the November 8, 2021 “outside date” set forth in the Merger Agreement, HCIC and Plus have mutually agreed to terminate the Merger Agreement effective as of November 8, 2021.

HCIC and Plus may enter into discussions with respect to a potential new business combination transaction following any such restructuring, though they are under no obligation to do so and there can be no assurance that any such discussions would result in the parties reaching a definitive agreement with respect to a potential new business combination.

Neither party will be required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated January 14, 2021.

Liquidity and Capital Resources:

At September 30, 2021, the Company has approximately $1,015,000 in cash, approximately $7,238,000 of current liabilities and approximately $6,005,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred too as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares out standing during the respective period.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	9,312,800	2,328,200	(3,547,232)	(947,768)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	31,972,527	8,542,582
Basic and diluted net income (loss) per share	$0.27	$0.27	$(0.11)	$(0.11)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, and December 31, 2020 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs which may not be deductible. At September 30, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $300,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the closing of a Business Combination. However, because all of the shares of Class A common stock are redeemable, all of the shares are recorded as Class A common stock subject to redemption on the enclosed balance sheet. See also, Note 7, regarding a revision to the presentation of redeemable shares in these financial statements and the effect on previously reported financial statements.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. At December 31, 2020, there were no shares of Class A common stock outstanding or redeemable.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated in the initial periods using a Monte Carlo simulation approach for the public and private warrants and in the current period based upon, or derived from, the public trading warrants in an active, open market.

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

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. In December 2020, the Company borrowed approximately $150,000 under the Note in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at September 30, 2021. Because the Note was payable on the earlier of September 30, 2021 or the completion of the Public Offering and both the date and the event (the completion of the Public Offering) have passed, this Note is no longer available to the Company.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $45,000 and 128,000, respectively, was charged to general and administrative expenses in the three and nine months ended September 30, 2021.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three and nine months ended September 30, 2021, $90,000 and $256,000, respectively, was paid and $239,000 was included in accrued deferred compensation at September 30, 2021 for these obligations.

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

At September 30, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2021 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at September 30, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$345,032,000	$-	$345,032,000

There were no assets held in the Trust Account at December 31, 2020.

NOTE 7 – REVISION of PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Class A Common Stock Subject to Redemption

In September 2021, the Chief Accountant of the Securities and Exchange Commission determined that the form of redemption agreement utilized by most Special Purpose Acquisition Companies (“SPAC”), including the Company, calls for all of the Class A common stock to be redeemable and that, therefore, all such shares should be accounted for as redeemable in such companies’ financial statements. Previously, most SPAC’s, including the Company, accounted for all but the amount necessary to have $5,000,001 of stockholders’ equity, as redeemable since the Company would not enter a transaction that would cause its stockholders’ equity to be below the $5,000,001 threshold.

As a result of the above, the Company has recorded all outstanding Class A common stock as Class A ordinary shares subject to redemption in the September 30, 2021 condensed balance sheet. The effect of this change on the Company’s previously issued financial statements is as follows:

	As Previously	Adjustment	As Revised
Balance Sheet at January 20, 2021
Class A ordinary shares subject to possible redemption	305,587,000	39,413,000	345,000,000
Additional paid-in-capital	5,043,000	(5,043,000)	-
Accumulated deficit	(44,000)	(32,999,000)	(33,043,000)
Total shareholders’ equity	5,000,000	(38,042,000)	(33,042,000)

Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	304,564,000	40,436,000	345,000,000
Additional paid-in-capital	7,437,000	(7,437,000)	-
Accumulated deficit	(2,438,000)	(32,999,000)	(35,437,000)
Total shareholders’ equity	5,000,000	(30,437,000)	(35,436,000)

Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	290,863,000	54,137,000	345,000,000
Additional paid-in-capital	21,138,000	(21,138,000)	-
Accumulated deficit	(16,139,000)	(32,999,000)	(49,138,000)
Total shareholders’ equity	5,000,000	(54,137,000)	(49,137,000)

The Company’s accounting for all of the Class A common stock as redeemable instead of including a portion in stockholders’ equity did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

NOTE 8 – ACCOUNTING FOR WARRANT LIABILITY, FAIR VALUE MEASUREMENT

At September 30, 2021, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants.

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

The Company has recorded approximately $1,471,000 of costs to the statement of operations at inception of the warrants to reflect (i) approximately $639,000 of warrant issuance costs and (ii) an approximately $832,000 charge for costs associated with the issuance of the private placement warrants to the Sponsor for the difference between the price paid for the warrants and the fair value at that date.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$10,781,000	$10,781,000	$—	$-
Private Placement Warrants	$8,667,000	$—	$8,667,000	$-
Warrant liability at September 30, 2021	$19,448,000	$10,781,000	$8,667,000	$-

At September 30, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants ($1.25 per warrant on September 30, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The changes in fair value are recognized in the statements of operations.

Prior to September 30, 2021, the Company utilized an independent valuation consultant that used a Monte Carlo simulation model with Geometric Brownian motion to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipated to remain at zero. During the three months ended September 30, 2021, the Company transferred the Public Warrants from Level 3 to Level 1 and the Private Placement Warrants from Level 3 to Level 2.

The warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements used prior to September 30, 2021:

	At June 30, 2021	At January 20, 2021 (Initial Measurement)
Stock price	$10.11	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	30%	30%
Risk-free rate	0.91%	0.62%
Probability of acquisition	95%	75%
Fair value of warrants	$2.10	$1.62

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value at January 1, 2021	-	-	-
Initial measurement on January 20, 2021	$13,973,000	$11,232,000	$25,205,000
Change in valuation inputs or other assumptions	(346,000)	(277,000)	(623,000)
Fair value as of March 31, 2021	$13,627,000	$10,955,000	$24,582,000
Change in valuation inputs or other assumptions	4,485,000	3,605,000	8,090,000
Fair value at June 30, 2021	$18,112,000	$14,560,000	$32,672,000
Change in valuation inputs or other assumptions	(7,331,000)	(5,893,000	(13,224,000)
Fair value as of September 30, 2021	$10,781,000	$8,667,000	$19,448,000

None of the warrant liabilities are classified as level 3 in the fair value hierarchy at September 30, 2021.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding and -0- and -0- shares, respectively, of Class A common stock were issued and outstanding (excluding 34,500,000 and -0- shares, respectively, subject to possible redemption at September 30, 2021 and December 31, 2020).

The 1,125,000 shares of Class B common stock which were subject to forfeiture at December 31, 2020 (as described in Note 5) are no longer subject to forfeiture as the underwriters exercised their over-allotment option in full in January 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Risks and Uncertainties – COVID-19

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of its operations, and/or search for a target company and/or a target company’s financial position and results of its operations, and the closing of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2021, we had approximately $1,015,000 in cash outside of the Trust Account. We are incurring and expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to close a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination may be materially adversely affected.

Recent Developments – Termination of Merger Agreement and Plan of Reorganization

As previously disclosed, on May 7, 2021, Hennessy Capital Investment Corp. V (“HCIC”) entered into a Merger Agreement and Plan of Reorganization (as amended and restated on June 19, 2021, the “Merger Agreement”) with PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”), Plus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“PubCo”), Prime Merger Sub I, Inc., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly-owned subsidiary of PubCo, Prime Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo, and Plus Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus, to effect HCIC’s initial business combination with Plus. In light of recent developments in the regulatory environment outside of the United States, Plus is pursuing a potential restructuring of certain aspects of its business. Subsequent to September 30, 2021 and given the November 8, 2021 “outside date” set forth in the Merger Agreement, HCIC and Plus have mutually agreed to terminate the Merger Agreement effective as of November 8, 2021.

HCIC and Plus may enter into discussions with respect to a potential new business combination transaction following any such restructuring, though they are under no obligation to do so and there can be no assurance that any such discussions would result in the parties reaching a definitive agreement with respect to a potential new business combination.

Neither party will be required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

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

Results of Operations

For the period from October 6, 2020 (date of inception) to September 30, 2021, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 20, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 20, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and $29,000 per month ($14,000 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the three and nine months ended September 30, 2021 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Professional and consulting fees, regulatory and travel costs associated with investigating potential Initial Business Combination candidates were approximately $1,020,000 and $7,330.000, respectively, for the three and nine months ended September 30, 2021. As we identified our Initial Business Combination candidate, our costs have increased significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs required in connection with an Initial Business Combination. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $237,000 and $411,000 for the three and nine months ended September 30, 2021. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were $-0-, for both the three and nine months ended September 30, 2021 because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. We are permitted to withdraw interest earned from the Trust Account for the payment of taxes to the extent of interest income earned. We did not withdraw any interest from the Trust Account in the three and nine months ended September 30, 2021.

The Public Offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At September 30, 2021, proceeds in the Trust Account continue to be invested in such money market fund. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments are low (less than 0.1%) and at that level are insufficient to cover our franchise tax obligations. It is unclear how long this condition will persist, or whether it could worsen.

As discussed further in Note 7 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements.  As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The condensed statement of operations for the three and nine months ended September 30, 2021 reflects other income from change in fair value of the warrant liability of approximately $13,224,000 and $5,757,000, respectively, and charges to other expense aggregating approximately $-0- and $1,471,000, respectively, for warrant liability transaction costs (approximately $639,000) and transaction date expenses related to the issuance of the Private Placement Warrants (approximately $832,000).

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

The net proceeds from the Public Offering and Private Placement were approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At September 30, 2021, we had approximately $1,015,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

At September 30, 2021, the Company has approximately $1,015,000 in cash, approximately $7,238,000 of current liabilities and approximately $6,223,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period allotted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The preponderance of the current liabilities (approximately $6,740,000) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

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

Off-balance sheet financing arrangements

As of September 30, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three and nine months ended September 30, 2021, approximately $90,000 and $256,000 was paid and approximately $239,000 was included in current liabilities as deferred compensation at September 30, 2021 for these obligations.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred too as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares out standing during the respective period.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	9,312,800	2,328,200	(3,547,232)	(947,768)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	31,972,527	8,542,582
Basic and diluted net income (loss) per share	$0.27	$0.27	$(0.11)	$(0.11)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At September 30, 2021 and December 31, 2020, the Company has a deferred tax asset of approximately $280,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination. However, because all of the shares of Class A common stock are redeemable, all of the shares are recorded as Class A common stock subject to redemption on the enclosed balance sheet. See also, Note 7, regarding a revision to the presentation of redeemable shares in these financial statements and the effect on previously reported financial statements.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2021, all of the 34,500,000 public shares were classified outside of permanent equity. At December 31, 2020, there were no shares of Class A common stock outstanding or redeemable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 6, 2020 for the purpose of effecting an Initial Business Combination. As of September 30, 2021, we had not commenced any operations or generated any revenues. All activity through September 30, 2021 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $345,000,000 of the net proceeds of the Public Offering and the Private Placement that closed on January 20, 2021 were deposited into a Trust Account and invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. At September 30, 2021, the Trust Account remains invested in such money market fund. At September 30, 2021, there was approximately $345,028,000 in the Trust Account.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

The previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities was remediated during the quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there has not been a change to the risk factors disclosed in our Prospectus filed with the SEC on January 19, 2021 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 and June 30, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: November 12, 2021	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2021	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska
Title: Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)