Form 10-Q/A
period 2021-09-30
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2021-12-21
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of December 21, 2021, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

EXPLANATORY NOTE

Hennessy Capital Investment Corp. V (the “Company,” “Hennessy V,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”) to restate its condensed financial statements as of and for the periods ended June 30, 2021 and March 31, 2021 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts. The closing balance sheet as of January 20, 2021 will be restated in a subsequent filing.

In the course of preparing the Original Filing, the Company had determined, in consultation with its accounting consultants and independent registered public accounting firm, that a change was required to be made in the manner in which the Company had previously reported the value of the redeemable Class A common stock issued in connection with the Company’s initial public offering. The Company had previously determined, in consultation with its accounting consultants and independent registered public accounting firm that the aggregate value of such redeemable Class A common stock was equal to their aggregate redemption value after taking into account the prohibition, under the Company’s Amended and Restated Certificate of Incorporation, against the Company repurchasing or redeeming Class A common stock if such transaction would cause the Company’s net tangible assets to fall below $5,000,001. However, in the course of preparing the Original Filing, the Company determined, in consultation with its accounting consultants and independent registered public accounting firm, that, because each share of Class A common stock was, by its terms, redeemable, the aggregate value of the Class A common stock should be equal to their aggregate redemption value without taking into account the prohibition against transactions that would reduce net tangible assets below $5,000,001. The Company adopted this change in the Original Filing by reclassifying the requisite amount of Class A common stock from permanent to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. In the Original Filing, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The Company presented in the Original Filing the reclassification as a revision, and the change in net income (loss) per share, that did not require the restatement of previously filed financial statements and presented the effect of the reclassification on the Company’s previously issued financial statements in Note 7 to the condensed financial statements. After the filing on November 12, 2021, in November 2021, the Company determined that such revisions, because of their quantitative materiality, should be considered restatements rather than revisions. Upon further review, and in consultation with its accounting consultants and the Company’s Audit Committee, the Company has updated Note 7 to the condensed financial statements in this Amendment to indicate that the error is a restatement and not a revision and also to include in such Note 7 the restatement of net income (loss) per share for the periods ended March 31, 2021 and June 30, 2021 that was not previously presented in the Original Filing.

In addition, the Company's management has concluded that, during the periods referred to above a material weakness exists in the Company’s internal control over financial reporting due to the material weakness in accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

The changes described above did not have any impact on the Company’s cash position or on the balance held in its trust account.

i

HENNESSY CAPITAL INVESTMENT CORP. V

ii

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

 See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Revenues	$-	$-
General and administrative expenses	1,587,000	8,813,000
Loss from operations	(1,587,000)	(8,813,000)
Other income (expense):
Interest income on Trust Account	4,000	32,000
Warrant liability issuance costs	-	(639,000)
Charge associated with issuance of private placement warrants	-	(832,000)
Change in fair value of warrant liability	13,224,000	5,757,000
Income (loss) before provision for income tax	13,228,000	4,318,000)

Provision for income tax	-	-
Net income (loss)	$11,641,000	$(4,495,000)

Weighted average Class A common shares outstanding - basic and diluted	34,500,000	31,973,000
Net income (loss) per Class A common share – basic and diluted	$0.27	$(0.11)
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,543,000
Net income (loss) per Class B common share – basic and diluted	$0.27	$(0.11)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2021

(unaudited)

For the three months ended September 30, 2021:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2021 (unaudited), as restated	-	$-	8,625,000	$1,000	$-	$(49,166,000)	$(49,165,000)
Net income, three months ended September 30, 2021	-	-	-	-	-	11,641,000	11,641,000
Balances, September 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(37,497,000)	$(37,496,000)

For the nine months ended September 30, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Accretion for Class A common subject to redemption to redemption amount	-	-	-	-	(24,000)	(32,999,000)	(33,023,000)
Net loss, nine months ended September 30, 2021	-	-	-	-	-	(4,495,000)	(4,495,000)
Balances, September 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(37,497,000)	$(37,496,000)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements:

See Note 7 regarding the restatement of the Company’s previously issued condensed financial statements as of and for the periods ended March 31, 2021 and June 30, 2021. The restatement relates to accounting for all of the Class A common stock as temporary equity (Class A common stock subject to redemption) instead of including a portion in permanent equity. This change was originally presented in our Original Filing as a revision of previously issued financial statements, butafter the Original Filing management determined that this change should be reported as a restatement, see Note 7.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period.

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriters discount of $18,975,000. Such costs were allocated among the equity and warrant liability components based on their fair values and approximately $19,050,000 of such costs have been charged to temporary equity and the remainder, approximately $639,000, have been charged to the condensed statement of operations upon completion of the Public Offering in January 2021.

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

Subsequent Events:

Management has evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed, including the restatement discussed in Note 7.

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

NOTE 7 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Class A Common Stock Subject to Redemption

The Company has determined that since all of the Class A common stock is redeemable all such shares should be accounted for as redeemable in such companies’ financial statements. Previously, most SPACs, including the Company, accounted for all but the amount necessary to have $5,000,001 of stockholders’ equity, as redeemable since the Company would not enter a transaction that would cause its stockholders’ equity to be below the $5,000,001 threshold. In November 2021, after the filing on November 12, 2021 of the Form 10-Q as of and for the periods ended September 30, 2021 (“Original Filing”), the Company determined that such revisions, because of their quantitative materiality, should be presented as restatements rather than revisions. Upon further review and in consultation with its accounting consultants, independent registered public accounting firm and the Company’s Audit Committee, the Company decided to revise its presentation of the error from revision to restatement and has updated this Note 7 to indicate that the reclassification from permanent to temporary equity is a restatement and not a revision. In the Original Filing, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

As a result of the above, the Company has recorded all outstanding Class A common stock as Class A common stock subject to redemption in the September 30, 2021 condensed balance sheet and restated net income (loss) per share to allocate net income (loss) pro rata to Class A and Class B common stock in the condensed financial statements contained in the Original Filing. The effect of these changes on the Company’s previously issued financial statements is as follows:

	As Previously	Adjustment	As Restated
Condensed Balance Sheet at March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$304,564,000	$40,436,000	$345,000,000
Additional paid-in-capital	$7,437,000	$(7,437,000)	$-
Accumulated deficit	$(2,438,000)	$(32,999,000)	$(35,437,000)
Total stockholders’ equity	$5,000,000	$(30,437,000)	$(35,436,000)
Condensed Statement of Operations for the three months ended March 31, 2021 (unaudited)
Net loss per Class A common share – basic and diluted	$0.00	$(0.07)	$(0.07)
Net loss per Class B common share – basic and diluted	$(0.28)	$0.21	$(0.07)
Weighted average Class A common stock outstanding – basic and diluted	34,500,000	(7,667,000)	26,833,000
Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Initial value of Class A common shares subject to redemption, as restated	$-	$345,000,000	$345,000,000

Condensed Balance Sheet at June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$290,863,000	$54,137,000	$345,000,000
Additional paid-in-capital	$21,138,000	$(21,138,000)	$-
Accumulated deficit	$(16,139,000)	$(32,999,000)	$(49,138,000)
Total stockholders’ equity	$5,000,000	$(54,137,000)	$(49,137,000)
Condensed Statement of Operations for the three months ended June 30, 2021 (unaudited)
Net loss per Class A common share – basic and diluted	$0.00	$(0.32)	$(0.32)
Net loss per Class B common share – basic and diluted	$(1.59)	$1,27	$(0.32)
Condensed Statement of Operations for the six months ended March 31, 2021 (unaudited)
Net loss per Class A common share – basic and diluted	$0.00	$(0.41)	$(0.41)
Net loss per Class B common share – basic and diluted	$(1.90)	$1.49	$(0.41)
Weighted average Class A common stock outstanding – basic and diluted	34,500,000	(3,812,000)	30,688,000
Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Initial value of Class A common shares subject to redemption, as restated	$305,587,000	$39,413,000	$345,000,000
Change in value of Class A common shares subject to redemption	$14,724,000	$(14,724,000)	$-

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred too as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period.

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriters discount of $18,975,000. Such costs were allocated among the equity and warrant liability components based on their fair values and approximately $19,050,000 of such costs have been charged to temporary equity and the remainder, approximately $639,000, have been charged to the condensed statement of operations upon completion of the Public Offering in January 2021.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there has not, except as disclosed below, been a change to the risk factors disclosed in our Prospectus filed with the SEC on January 19, 2021 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 and June 30, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability (which has since been remediated), as well as the reclassification of our redeemable Class A common stock as temporary equity and the need to restate net income (loss) per share, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We plan to remediate this weakness by placing greater focus on complex financial transactions and increasing the utilization of consulting accountants to help guide our decisions. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices may evolve over time. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: December 21, 2021	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: December 21, 2021	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)