Form 10-K
period 2021-12-31
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2022-03-30
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-39892

HENNESSY CAPITAL INVESTMENT CORP. V

(Exact name of registrant as specified in its charter)

Delaware	85-3433864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3415 N. Pines Way, Suite 204 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 201-1903

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-fourth of one Redeemable Warrant	HCICU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as par of the Units	HCIC	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units	HCICW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      ☐      No      ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes      ☒       No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes      ☒       No       ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $348,795,000.

As of March 30, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7,” Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation;

●	“anchor investors” are to our direct anchor investors and our indirect anchor investor, each as defined below, who purchased units in our initial public offering, as further described herein;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends January 20, 2023;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“direct anchor investors” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc. and D. E. Shaw Valence Portfolios, L.L.C.;

●	“directors” are to our current directors;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	“indirect anchor investor” are to an investment fund that is a member of our sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to this Report;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to a subscription of 6,933,333 warrants at a price of $1.50 per warrant ($10,400,000 in the aggregate) by our sponsor and our direct anchor investors in a private placement that closed simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor and our direct anchor investors in the Private Placement;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Registration Statements on Form S-1 filed with the SEC January 11, 2021 (File No. 333-251609 and 333-252115), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Hennessy Capital Partners V LLC, a Delaware limited liability company and an affiliate of Daniel J. Hennessy, our Chairman and Chief Executive Officer;

●	“trust account” are to the U.S.-based trust account in which an amount of $345,000,000 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering.

●	“underwriters’ option to purchase additional units” are to the underwriters’ 45-day option to purchase up to an additional 4,500,000 units to cover over-allotments, which option was exercised in connection with the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fourth of one public warrant;

●	“warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private placement warrants;

●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is the later of 30 days after the completion of our initial business combination and January 20, 2022;

●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation;

●	“we,” “us,” “Company” or “our Company” are to Hennessy Capital Investment Corp. V; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated in October 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused and will continue to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on sustainable industrial technology and infrastructure sectors in the United States (which may include a business based in the United States which has operations or opportunities outside of the United States). We seek to acquire one or more businesses with an aggregate enterprise value of $1 billion or greater.

Initial Public Offering

On January 20, 2021, we consummated our initial public offering of 34,500,000 units. Each unit consists of one share of Class A common stock and one-fourth of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $345,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,933,333 warrants to our sponsor and the direct anchor investors at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $10,400,000.

A total of $345,000,000, comprised of $338,100,000 of the proceeds from the initial public offering and $6,900,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel J. Hennessy, our Chairman and Chief Executive Officer, who has many years of experience in SPAC sponsor management. We must complete our initial business combination by January 20, 2023, which is 24 months from the closing of our initial public offering. If our initial business combination is not consummated by such date, then our existence will terminate, and we will distribute all amounts in the trust account.

Business Opportunity Overview

Our strategy has been and will continue to be to identify, acquire and, after our initial business combination, build and grow, a U.S. sustainable industrial technology and infrastructure business. As an example, amongst other types of business activities, these types of companies develop or manufacture advanced mobility or renewable fuel technologies, they innovate on energy conservation or work to modernize the electrical grid, they combat pollution or find new applications for recycled materials, they develop technologies to conserve or treat water, or they work to reduce the world’s dependence on fossil fuels by generating renewable energy. We believe the sectors and sub-sectors summarized below offer significant opportunity for growth, and we have used and will continue to use these sectors to guide our target identification process.

We believe that every facet of the industrial value chain, from shipping and freight to process engineering and manufacturing, stands to benefit, financially and otherwise, from efficiency improvements offered by sustainable industrial technology and infrastructure technologies. We believe one of many examples of areas impacted by sustainability is the future state of manufacturing, which will be supported and augmented by technologies such as carbon capture, closed-loop recycling, renewable energy, and additive/3D manufacturing. Currently, according to industry sources, industrial companies’ production and logistics operations contribute >50% of global CO2 equivalent emissions from fuel combustion. In short, we believe that the green factory of the future has net-zero emissions.

Our assessment of the data leads us to believe that the current economic environment is quite supportive of our investment strategy. We believe a sustainable revolution is underway globally, incentivizing corporates and investors alike to transition industrial operations and products to a green future.

Hennessy Capital Has a Proven Track Record of Being a Sustainable Growth Partner

As a continuous independent SPAC sponsor, Hennessy Capital believes it has demonstrated that a partnership through one of its SPAC vehicles is a catalyst for “Sustainable Growth”.

Hennessy Capital has focused and will continue to focus on opportunities that it believes will deliver outsized growth to its investors. It believes its prior business combinations have enabled its business targets to accelerate their growth through more efficient access to capital. We believe our sponsor’s history of providing access to growth capital via an accelerated public listing supports our investment thesis and strategy and has helped our sponsor’s partner companies deliver operational and financial growth and create value for stockholders.

Competitive Strengths

Our Investment Thesis and Strategy

We believe that a sustainable “revolution” is underway globally, driven by efficiencies created by industrial technology adoption and infrastructure investment. In the last 15 years, the actual decrease in levelized costs of renewable energy has far outpaced initial estimates, which in turn has driven corporations and investors alike to realign their strategy with the fiduciary and moral imperative to pursue more efficient, sustainable technologies. Early movers are winning and legacy firms are scrambling to catch up through investments in emerging sustainable technology. In short, we believe sustainable industrial technology and infrastructure offers outsized growth potential. We believe that the metrics below, which are based on industry sources, illustrate the vast business opportunity for certain of our target sectors:

Selected Sustainability Drivers

Investing in sustainable industrial technology and infrastructure attracts ESG investors, capitalizes on regulatory changes, and drives valuation upside through outsized growth.

●	ESG Investment. Sustainability garners interest from ESG investors, with an estimated $40 trillion globally of AUM in 2020 per an industry source — a 15% CAGR from 2018-2020. Sustainable industrial technology and infrastructure companies qualifying as ESG investment opportunities attract a deep pocket of capital. In addition to investing new capital into ESG, funds are increasingly getting mandates to exit certain other sectors to increase investments in ESG opportunities. Furthermore, European players’ particular emphasis on ESG opportunities broadens the footprint of capital opportunities, expanding our potential reach.

●	Regulatory Tailwinds. Globally, governments are increasing environmental regulations, a secular tailwind to sustainability-focused assets. Climate Action Tracker rates U.S. climate action “Critically Insufficient” — and with a renewed interest in meeting Paris Agreement goals, we believe government policy will push corporates toward more sustainable practices. As U.S. regulation lags other countries, the Biden administration is expected to make significant investment in sustainable practices, having outlined a $2 trillion economic recovery plan focused on clean energy investments and the creation of green jobs as a vehicle to pull the country out of the COVID-induced economic crisis. A focus on reaching Paris Climate Agreement goals will require a 45% decrease in industrial companies’ CO2 footprints by 2030, staging growth for sustainable companies at every level of the value chain per an industry source.

●	Outsized Growth. Dual-sided pressure from corporates and consumers alike solidifies the importance of sustainability in future business. According to Accenture, 99% of CEOs from companies with more than $1 billion in annual revenue believe sustainability will be important to the future success of their business. Likewise, from a consumer perspective, a recent industry report found that upwards of 70% of consumers in the automotive, building, electronics, and packaging industries surveyed said they would pay an additional 5% for a green alternative if it met the same performance standards as a nongreen product. In addition to charging consumers a premium for ESG, corporates can combat rising operating expenses through implementing ESG changes (e.g. raw-material costs, the true cost of water or carbon), affecting operating profit by up to 60% and driving margin expansion. Furthermore, corporates are incentivized from an environmental and financial standpoint to decarbonize their entire supply chain, leading to preferred supplier status of sustainable companies – we are seeing large multinationals “scoring” suppliers on sustainability credentials, penalizing those that do not align to their targets by renegotiating supply chain finance terms. Consequently, we believe sustainable industrial players are poised to outpace the growth of their peers across the supply chain.

●	Defensible Market Position. Driven by increased focus on sustainable manufacturing and energy by corporates, investors, governments, consumers, and other stakeholders, sustainable businesses are positioned to capture, expand, and retain market share. We seek to identify sustainable businesses with differentiated, green-future technologies/solutions and resilient business models that outpace peers, enabling stakeholders to participate in the sustainable revolution.

Capital Markets Experience

The Hennessy Capital team believes it has substantial capital markets expertise which will make us an attractive business combination partner to target businesses. As examples of this, the Hennessy Capital team has completed SPAC business combinations with a combined total enterprise value of $4.4 billion (at the time of the initial business combination), completed SPAC IPOs for a total of about $1.8 billion and raised over $850 million of PIPE and backstop capital to support its business combinations.

In August 2020, Hennessy IV announced its initial business combination with Canoo Holdings Ltd., or Canoo, which closed in December 2020. The transaction valued Canoo at approximately $2.4 billion and provided over $600 million in gross proceeds to support Canoo’s rapid growth. Hennessy IV’s management secured all financing required to close the transaction prior to announcement including a common stock PIPE of approximately $325 million, which was meaningfully oversubscribed and subsequently upsized from its initial $200 million target, and was supported by investments from multiple institutional investors, including investments from funds and accounts managed by BlackRock.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions, and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	$1 billion+ Target Business Size. We seek to acquire one or more businesses with an aggregate enterprise value of $1 billion or greater, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies.

●	Large Addressable Market. We target companies that operate in large addressable markets in the sustainable industrial technology and infrastructure sectors, which together are expected to represent approximately $3.9 trillion of annual business activity by 2025. We believe our management team and our board are skilled in analyzing and evaluating companies in these markets based on their significant past SPAC execution, investing, and operating experience.

●	Scalable and Sustainable Growth Platform. We are focused on segments and businesses within our target sectors that are poised for scalable, sustainable growth due to shifting customer preferences in favor of products and technologies that enable improvements in automation, efficiency, customer experience, and environmental sustainability.

●	Strong Competitive Positioning and Differentiated Technology. We are focused on attractive companies with differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, will be at the forefront of our evaluation process. Our management team and our board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and we intend to use these skills to identify market leaders.

●	Benefits from Environmentally Sustainable Business Practices. We seek to acquire a business that is an active market participant in the global development of the clean energy industry, continued decarbonization of the industrial, government and consumer spaces, and/or broader transition toward a sustainable economic model and that has existing operating practices that promote and profit from environmental sustainability.

●	Experienced Management Team. We seek to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement management’s capabilities.

●	Partnership Approach. We are pursuing a partnership approach to working with a management team that shares our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our board have a long history of starting and growing businesses, and we will use our collective experience to help guide management teams of target businesses.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Sourcing of Potential Initial Business Combination Targets

We believe certain non-public companies and their stockholders can benefit from a transaction with us. Acquisition candidates are entities that may need stable, permanent equity financing, but may currently have limited access to the public markets. Targets may be either independent entities or divisions of larger organizations. We believe we are ideally positioned to identify and source attractive acquisition opportunities capitalizing on our strengths:

1)	Proprietary Relationships and Network — Our accomplished and proven network of advisors and proprietary relationships assists with target company origination. This group includes our board of directors, specifically lead independent director, Jeffrey Immelt, and directors Nora Mead Brownell, Barbara Byrne, Dr. Kurt Lauk and Tanguy Serra. Our Strategic Advisory Council members include Brad Buss, Gretchen McClain, Lee McIntire, Manish Nayar, Jim O’Neil, and Ashley Zumwalt-Forbes. Hennessy Capital has leveraged a broad base of advisors, cultivating its network since 2013. We believe that our network of established third party advisors and relationships represents an attractive and differentiated value proposition for investors, sellers, and current owners of potential targets through its broad reach across funds and corporates alike.

2)	Access to Private Equity and Venture Capital Portfolio Companies — Substantial amounts of capital have been invested by private equity and venture capital firms. According to PitchBook Data, Inc., U.S. private equity funds raised close to $2.0 trillion from 2008 through 2019 in almost 2,500 different funds. Venture capital funds raised over $250 billion in the U.S. during the same period. From 2008 through 2019, the median hold time of companies held by private equity funds increased from approximately 3.3 years to 4.9 years. Therefore, we believe that there should be a significant number of portfolio companies available for sale from private equity firms in the coming years as they seek liquidity. These funds have an ongoing need for investment realizations, particularly in older vintage portfolios. Hennessy is ideally positioned to be aware of these targets due to proprietary relationships of senior management and advisor networks.

3)	Relationships with Large Conglomerates — Certain multi-unit companies may need to rationalize their business by sale or spin-off of operating units or divestiture of non-core assets due to pressures from lenders, customers, suppliers, or stockholders.

We may or may not consummate our initial business combination with a company that falls into one of these categories.

Our Initial Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise analyzing companies in the sustainable industrial technology and infrastructure sectors in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors directly or indirectly own founder shares and/or private placement warrants following our initial public offering. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such initial business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Business — Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination, including Hennessy Capital Investment Corp. VI (“Hennessy VI”). As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. For example, each of Mr. Hennessy, Mr. Ethridge and Mr. Petruska is currently an officer of Hennessy VI and owes fiduciary duties to Hennessy VI, which may compete with us for acquisition opportunities. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our sponsor are currently sponsoring one other blank check company, Hennessy VI. Any such companies, including Hennessy VI, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Hennessy VI would materially affect our ability to complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. We also expect that we will have priority over Hennessy VI with respect to acquisition opportunities until we complete an initial business combination. In addition, all of our independent directors are not directors of Hennessy VI, and all of the independent directors of Hennessy VI do not serve on our board of directors.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries in connection with sustainable industrial technology and infrastructure investing. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know the types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors, and the success of Hennessy I, Hennessy II, Hennessy III, and Hennessy IV, which are well-known to many market participants. In connection with their duties with Hennessy I, Hennessy II, Hennessy III, and Hennessy IV, our executive officers have reviewed nearly 700 potential targets over the course of Hennessy I, Hennessy II, Hennessy III, and Hennessy IV.

Status as a Public Company

We believe our status as a public company makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would have as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In an initial business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this a more expeditious and cost effective method to become a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than most business combination transaction processes, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us. Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history, our need to seek stockholder approval of any proposed initial business combination and the potential redemptions of our public shares in connection with an initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for an initial business combination in the amount of approximately $332,929,000 as of December 31, 2021, assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

We may contact any of the prospective target businesses that Hennessy I, Hennessy II, Hennessy III and Hennessy IV had considered and rejected while such entities were searching for target businesses to acquire as well as any prospective target businesses considered and rejected by Hennessy VI. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Sources of Target Businesses

We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by us prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Beginning in December 2021, our sponsor agreed to defer such fee indefinitely. We will reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate. Commencing on the date the securities were first listed on Nasdaq, we paid each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, approximately $29,000 per month for their services prior to the consummation of our initial business combination, of which approximately $14,000 per month is payable upon the successful completion of our initial business combination. Beginning in November 2021, these officers have agreed to defer cash payments for an indefinite period.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a business that is affiliated with our sponsor, officers or directors, we or a committee of our independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination, including Hennessy VI. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present initial business combination opportunities to us or to any other blank check company with which they may become involved. For example, each of Mr. Hennessy, Mr. Ethridge and Mr. Petruska is currently an officer of Hennessy VI and owes fiduciary duties to Hennessy VI, which may compete with us for acquisition opportunities. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our sponsor are currently sponsoring one other blank check company, Hennessy VI. Any such companies, including Hennessy VI, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Hennessy VI would materially affect our ability to complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. We also expect that we will have priority over Hennessy VI with respect to acquisition opportunities until we complete an initial business combination. In addition, all of our independent directors are not directors of Hennessy VI, and all of the independent directors of Hennessy VI do not serve on our board of directors.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combination we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with our compliance personnel or legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of taxes payable, and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Recent Developments – Termination of Merger Agreement and Plan of Reorganization

On May 7, 2021, we entered into a Merger Agreement and Plan of Reorganization (as amended and restated on June 19, 2021, the “Merger Agreement”) with PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands, Plus Inc., an exempted company incorporated with limited liability in the Cayman Islands, Prime Merger Sub I, Inc., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly-owned subsidiary of PubCo, Prime Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo, and Plus Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus, to effect HCIC’s initial business combination with Plus. The parties agreed to terminate the Merger Agreement effective as of November 8, 2021.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in complete our initial business combination within the completion window or with respect to any other material provisions relating to the rights of holders of our Class A common stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of taxes payable, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have three officers (including our President and Chief Operating Officer). These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	certain of our officers and directors are currently, or in the future may become, officers or directors of other blank check companies, including Hennessy VI, which could result in conflicts of interest;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following an initial business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	past performance by members of our management team and their affiliates may not be indicative of future performance of an investment in us;

●	if we seek public stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	we are not required to obtain a fairness opinion and consequently, public stockholders may have no assurance from an independent source that the price we are paying for the business is fair to us from a financial point of view;

●	we have significant negative working capital and have incurred, and expect to continue to incur, significant costs in pursuit of an initial business combination;

●	if the funds held out of our trust are insufficient to allow us to operate until at least January 20, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that express substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by January 20, 2023; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 3415 N. Pines Way, Suite 204, Wilson, Wyoming 83014, and our telephone number is (307) 201-1903. The cost for our use of this space is included in the $15,000 per month fee we paid to an affiliate of our sponsor for office space, utilities and secretarial and administrative support. Beginning in December 2021, the affiliate of our sponsor agreed to defer this fee indefinitely. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols HCICU, HCIC, and HCICW, respectively. Our units commenced public trading on January 15, 2021, and our public shares and public warrants commenced separate public trading on March 8, 2021.

(b)	Holders

On March 29, 2022, there was one holder of record of our units, one holder of record of shares of our Class A common stock, and six holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On January 20, 2021, pursuant to the Registration Statement, which was declared effective on January 14, 2021, we consummated our initial public offering of 34,500,000 units, including 4,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-fourth of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $345,000,000. Citigroup Global Markets Inc. (“Citigroup”) and Barclays Capital Inc. (“Barclays”) acted as joint bookrunners of the initial public offering and Roth Capital Partners, LLC and Loop Capital Markets LLC also acted as underwriters of the initial public offering.

A total of $345,000,000 of the proceeds from the initial public offering (which amount includes $12,075,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Hennessy Capital Investment Corp. V. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation on October 6, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that was completed in January 2021 and the sale of warrants in the Private Placement that occurred simultaneously with the completion of our initial public, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an initial business combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our initial business combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, or limit our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

At December 31, 2021, we had approximately $913,000 in cash outside of the trust account and approximately $6,619,000 of negative working capital. We are incurring and expect to incur significant costs in the pursuit of an initial business combination and we cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments – Termination of Merger Agreement and Plan of Reorganization

As previously disclosed, on May 7, 2021, we entered into the Merger Agreement with PlusAI Corp, for an initial business combination. In light of recent developments in the regulatory environment outside of the United States, Plus is pursuing a potential restructuring of certain aspects of its business. Given the November 8, 2021 “outside date” set forth in the Merger Agreement, the parties mutually agreed to terminate the Merger Agreement effective as of November 8, 2021. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Results of Operations

For the period from October 6, 2020 (date of inception) to December 31, 2021, our activities consisted of formation and preparation for our initial public offering and, subsequent to completion of our initial public offering on January 20, 2021, identifying and completing a suitable initial business combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of our initial public offering in January 2021.

Our normal operating costs since January 20, 2021 included costs associated with our search for an initial business combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our sponsor for administrative services and $29,000 per month ($14,000 of which is deferred as to payment until closing of our initial business combination) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the year ended December 31, 2021 also included professional and consulting fees and travel associated with evaluating various initial business combination candidates, as well as costs in connection with negotiating and executing a definitive agreement and related agreements and proxy materials in addition to the costs of our public reporting and other costs, subsequent to our initial public offering. Professional and consulting fees, regulatory and travel costs associated with investigating potential initial business combination candidates as well as costs in connection with negotiating and executing a definitive agreement and related agreements and proxy materials were approximately $7,437,000 for the year ended December 31, 2021. The majority of such costs were legal and regulatory costs of approximately $5,080,000 and consulting due diligence costs of approximately $2,190,000. Costs associated with our governance and public reporting and administration have increased since our initial public offering and were approximately $1,050,000 (including approximately $173,000 for administrative services to our sponsor, $15,000 of which is deferred as to payment at December 31, 2021) for the year ended December 31, 2021. Further, compensation expense for our management including our Chief Operating Officer and Chief Financial Officer, was approximately $735,000 for the year ended December 31, 2021 including approximately $383,000 that is accrued at December 31, 2021 (including deferred compensation and voluntary deferrals of cash compensation since November 2021). Operating costs for the year ended December 31, 2021 aggregated approximately $9,424,000 including franchise taxes of approximately $200,000.

In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the trust account less taxes. Such federal income taxes were $-0-, for the year ended December 31, 2021 because the cost of deductible franchise taxes exceeded the interest income earned on the trust account. We are permitted to withdraw interest earned from the trust account for the payment of taxes to the extent of interest income earned. We did not withdraw any interest from the trust account in the year ended December 31, 2021.

Our initial public offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the trust account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At December 31, 2021, proceeds in the trust account continue to be invested in such money market fund. As a result of market conditions interest rates on available investments are low (less than 0.1% per year) and at that level are insufficient to cover our franchise tax obligations (approximately $200,000). It is unclear how long this condition will persist, or whether it could worsen.

As discussed further in Notes 6 and 7 to the accompanying financial statements, we account for our outstanding public and private warrants as components of derivative liabilities in the accompanying financial statements.  As a result, we are required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for each current period. The statement of operations for the year ended December 31, 2021 reflects other income from change in fair value of the warrant liability of approximately $12,292,000, and charges to other expense aggregating approximately $1,471,000, respectively, for warrant liability transaction costs (approximately $639,000) and transaction date expenses related to the issuance of the private placement warrants (approximately $832,000). In the aggregate, other income includes warrant costs and income aggregating approximately $10,860,000 including approximately $39,000 of interest income.

Going Concern

On January 20, 2021, we consummated our initial public offering of an aggregate of 34,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $345,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of our initial public offering, we consummated the Private Placement of 6,933,333 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to our sponsor and certain funds and accounts managed by the direct anchor investors, at a price of $1.50 per private placement warrant, generating gross proceeds, before expenses, of approximately $10,400,000.

The net proceeds from our initial public offering and Private Placement were approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of our initial public offering and the Private Placement have been deposited in the trust account and are not available to us for operations (except amounts of accrued interest in the trust account to pay taxes). At December 31, 2021, we had approximately $913,000 of cash available outside of the trust account to fund our activities until we consummate an initial business combination.

Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of shares of our Class B common stock for $25,000 by our sponsor, and a total of $150,000 loaned by our sponsor against the issuance of an unsecured promissory note. The note was non-interest bearing and was paid in full on January 20, 2021 in connection with the closing of our initial public offering.

At December 31, 2021, we had approximately $913,000 in cash, approximately $7,528,000 of current liabilities and approximately $6,615,000 in negative working capital. We have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. If we cannot complete an initial business combination prior to January 20, 2023, we could be forced to wind up our operations and liquidate unless we receive stockholder approval for an extension. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our plan to deal with these multiple uncertainties is to preserve cash by deferring payments with anticipated cooperation from our service providers as discussed below, and to complete an initial business combination prior to January 20, 2023. There is no assurance that our plans to consummate an initial business combination will be successful or successful within the period allotted to complete an initial business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The preponderance of the current liabilities (approximately $6,770,000) resulted from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed business combination. In addition, in an attempt to preserve cash, beginning in November 2021, our Chief Operating Officer and Chief Financial Officer, as well as our sponsor and certain service providers agreed to defer cash payments for an indefinite period. Further, in January 2022, we elected to pay certain insurance payments over a time payment plan. As a result, we believe, but cannot assure, that we have sufficient liquidity to complete an initial business combination.

We only have until January 20, 2023 to complete an initial business combination. If we do not complete an initial business combination by January 20, 2023, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a pro rata portion of the trust account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of our net assets to our creditors and remaining stockholders, as part of our plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of our officers, directors or their affiliates acquire shares of Class A common stock in or after our initial public offering, they will be entitled to a pro rata share of the trust account upon our redemption or liquidation in the event we do not complete an initial business combination within the required time period.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per unit in our initial public offering.

Off-balance sheet financing arrangements

As of December 31, 2021, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our sponsor, pursuant to which we have agreed to pay Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support. Beginning in December 2021, our sponsor agreed to defer the fee under this agreement indefinitely.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination and $15,000 per month is payable currently for their services. Beginning in November 2021, our Chief Operating Officer and Chief Financial Officer has agreed to defer cash payments for an indefinite period. During the year ended December 31, 2021, approximately $90,000 and $286,000 was paid and approximately $383,000 was included in current liabilities as deferred compensation at December 31, 2021 for these obligations.

Upon completion of the initial business combination or our liquidation, we will cease paying or accruing these monthly fees.

In connection with identifying an initial business combination candidate and negotiating an initial business combination, we may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial business combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial business combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the trust account.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates and policies:

Accounting estimates:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At inception on January 20, 2021 and for reporting periods ended on or before June 30, 2021, we utilized an independent valuation consultant that used a Monte Carlo simulation model with Geometric Brownian motion to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimated the volatility of our shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which we anticipated to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, subsequent to June 30, 2021, our public warrants were trading in an active market. As such, subsequent to June 30, 2021, we transferred the public warrants from Level 3 to Level 1 and the private placement warrants from Level 3 to Level 2 to reflect the fact that the warrants were trading in an active market. At December 31, 2021, we valued our public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.84 per warrant on December 31, 2021). Since the private placement warrants are substantially similar to the public warrants but do not trade, we valued them based on the value of the public warrants (significant other observable inputs – Level 2).

Derivative warrant liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance FASB ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using a binomial lattice simulation approach.

The difference between the estimated fair value at inception on January 20, 2021 ($1.62 per warrant or approximately $25,204,000) and the estimated fair value at December 31, 2021 ($0.83 per warrant or approximately $12,913,000) was $0.79 or approximately $12,292,000. For reference, each $0.10 change in fair value of our warrants translated to approximately $1,556,000. We are required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statement of operations.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of public shares if we hold a stockholder vote or there is a tender offer for shares in connection with an initial business combination. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum redemption threshold, our charter provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the closing of an initial business combination. However, because all of the shares of Class A common stock are redeemable, all of the shares are recorded as Class A common stock subject to redemption on the accompanying balance sheet. See also, Note 7 to the accompanying financial statements, regarding a revision to the presentation of redeemable shares in a previously reported balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities at the end of each reporting period. Under this method, the end of the reporting period is treated as though it is also the redemption date for the security. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. At December 31, 2020, there were no shares of Class A common stock outstanding or redeemable. Class A common stock subject to redemption consists of:

Gross proceeds of public offering	$345,000,000
Less: Proceeds allocated to public warrants	(13,973,000)
Offering costs	(19,050,000)
Plus: Accretion of carrying value to redemption value	33,023,000
Class A common shares subject to redemption	$345,000,000

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on October 6, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Our Certifying Officers evaluated the effectiveness of our disclosure and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2021 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. In light of the material weakness described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Daniel J. Hennessy	63	Chairman of the Board of Directors and Chief Executive Officer
Greg Ethridge	45	President and Chief Operating Officer and Director
Nicholas A. Petruska	35	Executive Vice President, Chief Financial Officer and Secretary
Jeffrey Immelt	65	Lead Independent Director
Nora Mead Brownell	74	Independent Director
Barbara Byrne	67	Independent Director
Dr. Kurt Lauk	74	Independent Director
Tanguy V. Serra	43	Independent Director

The experience of our directors and executive officers is as follows:

Daniel J. Hennessy, our Chairman and Chief Executive Officer since our formation, is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. He has also served as Chairman and CEO of Hennessy Capital Investment Corp. VI, or Hennessy VI, since January 2021. Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo, Inc. (NASDAQ: GOEV). Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving since August 2018. He also serves as a senior advisor to Proptech Investment Corporation II (NASDAQ: PTIC), a special purpose acquisition company targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to Proptech Acquisition Corporation (NASDAQ: PTAC), a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial business combination with Porch.com, Inc. in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, and is currently a wholly-owned subsidiary of US Ecology, Inc. (NASDAQ: ECOL) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE), and he previously served as Daseke’s Vice Chairman from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is well qualified to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV and Hennessy VI.

Greg Ethridge, our President, Chief Operating Officer since inception and a director since January 2021, has served as President, Chief Operating Officer, and director of Hennessy VI since October 2021. He also served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continues to serve as a director of the surviving company, Canoo, Inc. (NASDAQ: GOEV). He has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry since June 2019. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth- and technology-oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system for oil and natural gas exploration and production companies and is now known as U.S. Well Services, Inc. (NASDAQ: USWS). He served as Senior Partner of MatlinPatterson Global Advisers LLC, or MatlinPatterson, from January 2009 to December 2019. Prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Gleacher and Company (f/k/a Broadpoint Capital, Inc.) where he moved his team from Imperial Capital LLC, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. From 2005 to 2006, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue), executing recapitalizations, buyouts and growth equity investments for middle market companies. From 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Mr. Ethridge served a director of Palmetto Bluff Company, LLC, formerly a multi-asset class real estate developer known as Crescent Communities, LLC, from June 2010 to September 2020. From 2009 until 2017, Mr. Ethridge served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and served as its chairman from February 2012 until 2017. Mr. Ethridge served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 until 2015 (for Advantix Systems, Inc.) and until 2018 (for Advantix Systems Ltd.). Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin. Mr. Ethridge is well-qualified to serve as director due to his experience in the private equity and the special purpose acquisition company industries.

Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary since our formation, has also served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy VI since January 2021. He previously served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo, Inc. (NASDAQ: GOEV). From March 2017 to October 2018, Mr. Petruska served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, and is currently a wholly-owned subsidiary of US Ecology, Inc. (NASDAQ: ECOL). From April 2015 to February 2017, Mr. Petruska served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke Inc. (NASDAQ: DSKE). He has served as an officer of Hennessy Capital Group LLC, the managing member of our Sponsor, since November 2013, in which position he advised Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), in connection with its initial public offering in January 2014. In addition, he worked closely with Hennessy I’s CEO and COO on transaction origination and initial assessments of potential target companies and led the due diligence assessment and transaction execution for Hennessy I’s business combination, which was consummated in February 2015. From July 2012 to July 2014, Mr. Petruska served as an investment professional at CHS Capital, a Chicago-based middle market private equity investment firm, where he evaluated leveraged buyouts and structured equity investments across multiple sectors and monitored certain portfolio companies of CHS. From January 2010 to July 2012, Mr. Petruska served as an investment banking analyst for Morgan Stanley (NYSE: MS) in the mergers and acquisitions and corporate finance groups with a focus on diversified industrials and consumer retail. He holds a B.S. degree, summa cum laude, from Miami University with majors in Finance and Decision Sciences.

Jeffrey Immelt has served as our lead independent director since January 2021. Since 2018, Mr. Immelt has served as a venture partner on the technology and healthcare investing teams for New Enterprise Associates, a venture capital firm. From 2001 to 2017, Mr. Immelt served as the Chairman and Chief Executive Officer of General Electric Company (NYSE: GE). Mr. Immelt joined General Electric in 1982 upon the completion of his MBA program, and held various roles within the company before assuming his position as Chief Executive Officer. Mr. Immelt sits on the board of Twilio Inc. (NYSE: TWLO) since June 2019, Bloom Energy Corporation (NYSE: BE) since November 2019, Desktop Metal, Inc. (NYSE:DM) since December 2020 and Bright Health Group, Inc. (NYSE: BHG) since May 2021. He earned a B.A. degree in applied mathematics from Dartmouth College and an M.B.A. from Harvard University. Mr. Immelt is well-qualified to serve as a director due to his public company operational, C-suite and board experience.

Nora Mead Brownell has served as one of our independent directors since January 2021. Ms. Brownell is the Founding Partner of ESPY Energy Solutions, a consulting firm. She has served as a board member for Sunnova Energy International since October 2020, Clean Energy Venture Group since April 2021, and Copper Labs since March 2022. She has also served as a director of Mead Family Investments LLC, an investment firm, since December 2016. Her advisory board positions include Morgan Stanley Infrastructure since June 2014, Fidelis New Energy LLC since January 2020, and LineVision Inc. since September 2020. From 2001 to 2006, Ms. Brownell was nominated by President George W. Bush to serve as a Commissioner of the Federal Energy Regulatory Commission (FERC). From 1997 to 2001, Ms. Brownell served as a member of the Pennsylvania Public Utility Commission. Ms. Brownell has also served on the board of directors of the Pacific Gas and Electric Company (NYSE: PCG), National Grid plc (NYSE: NGG), Tangent Energy, Spectra Energy Partners, New World Capital, TerViva Bioenergy, ONCOR, Comverge, Starwood Energy Fund, and the GridWise Architecture Council. Ms. Brownell is well-qualified to serve as a director due to her oversight, public company board and energy industry experience.

Barbara Byrne has served as one of our independent directors since January 2021. Ms. Byrne served as a director of CBS Corp. from September 2018 until its merger with Viacom Inc. in December 2019, and she is currently the chair of the audit committee of the merged companies, Paramount Capital (NASDAQ: PWSC), a mass media company. She has also served as an independent director of PowerSchool Holdings, Inc. (NYSE: PWSC) since July 2021 and chairs its audit committee, and has served as an independent director of Slam Corp. (NASDAQ: SLAM) since February 2021. In addition, she serves as an independent director of Carta Inc., a privately-held company since April 2021 and as a trustee of the Institute of International Education since February 2019. Ms. Byrne is a former Vice Chairman, Investment Banking at Barclays PLC (NYSE: BCS) and Lehman Brothers and held senior leadership positions in both the Energy and Technology Investment Banking Groups at each firm. Ms. Byrne served on the British-American Business Council, New York City Board from 2013 to 2017, and on the board of trustees of Mount Holyoke College, South Hadley from 2006 to 2016. American Banker named Ms. Byrne in the top 5 of the “25 Most Powerful Women in Finance” for eight consecutive years through 2017, and she received American Banker’s Lifetime Achievement Award in Finance in October 2018. She has been a lifetime member of The Council on Foreign Relations since 2013. Ms. Byrne graduated from Mount Holyoke College magna cum laude with a degree in economics. Ms. Byrne is well-qualified to serve as a director due to her executive, investment and public company board experience.

Dr. Kurt Lauk has served as one of our independent directors since January 2021. Dr. Lauk is currently a director of Magna International (NYSE: MGA), a Canadian mobility technology company for OEMs. Dr. Lauk also currently serves as a Board Member of Fortemedia, Inc. He is the President of Globe CP GmbH, a private investment firm he co-founded in 2000. From 2013 to 2019, Dr. Lauk served on the board of directors of Solera, a software company for the automotive industry. From 2004 to 2009, Dr. Lauk served as a Member of the European Parliament, including as a Member of the Economic and Monetary Affairs Committee and Deputy Member of the Foreign and Security Affairs Committee. From 2000 to 2015, Dr. Lauk served as the Chairman of the Economic Council to the Christian Democratic Party. From 1996 to 1999, Dr. Lauk served as a Member of the Board of Management and Head of World Wide Commercial Vehicles Division of Daimler Chrysler (FRA: DAI). Prior to those positions, from 1989 to 1992, Dr. Lauk served as Deputy Chief Executive Officer and Chief Financial Officer of Audi AG (FRA: NSU). Dr. Lauk was also Chief Financial Officer and Controller of VEBA AG - now known as E.ON AG from 1992 to 1996, Chief Executive Officer of Zinser Textil Machinery GmbH from 1984 to 1989, and a Partner and Vice President of the German practice of Boston Consulting Group from 1978 to 1984. Dr. Lauk currently serves as a trustee of the International Institute for Strategic Studies in London and was an honorary professor with a chair for international studies at the European Business School in Reichartshausen, Germany. Dr. Lauk holds both a PhD in international politics from Kiel and an MBA from Stanford University. Dr. Lauk is well-qualified to serve as a director due to his legislative, executive, operational and investment experience.

Tanguy V. Serra has served as one of our independent directors since January 2021. Mr. Serra has been the President and Chief Financial Officer of GoodLeap since January 2018 and the co-founder of GoodFinch LLC, an asset manager, since February 2020. Mr. Serra previously served as the President of SolarCity Corporation, which became a subsidiary of Tesla, Inc. (NASDAQ: TSLA) in November 2016, from May 2013 to November 2016. Mr. Serra co-founded and served as the Chief Executive Officer and President of Vivint Solar, Inc., a solar energy solutions company, from April 2011 to April 2013. From April 2004 to September 2011, Mr. Serra served as a Vice President at TPG Capital, L.P., a private equity investment firm. From 2001 to 2004, Mr. Serra held financial analyst positions with Morgan Stanley Capital Partners and Merrill Lynch. Mr. Serra holds a bachelor’s degree in accounting from ESCP Europe in Paris.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Brownell and Mr. Serra, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Byrne and Dr. Lauk, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Hennessy, Ethridge and Immelt, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Ms. Brownell, Ms. Byrne and Mr. Serra, and Ms. Byrne serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Byrne qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Ms. Brownell, Ms. Byrne and Mr. Serra, and Ms. Brownell serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $15,000 per month, until the completion of our initial business combination, for office space, utilities and secretarial and administrative support, the payments to each of our President and Chief Operating Officer and our Chief Financial Officer of $29,000 per month for their services until the completion of our initial business combination, of which approximately $14,000 per month is payable upon the successful completion of our initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Immelt, Ms. Brownell, Ms. Byrne, Dr. Lauk and Mr. Serra. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Ethics and our audit committee charter are filed as exhibits to this Report.

You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

We pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Beginning in December 2021, the affiliate of our sponsor agreed to defer the fee indefinitely. We pay each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, approximately $29,000 per month for their services prior to the consummation of our initial business combination, of which approximately $14,000 per month is payable upon the successful completion of our initial business combination. Beginning in November 2021, these officers have agreed to defer cash payments for an indefinite period. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not a party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential initial business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 43,125,000 shares of our common stock, consisting of (i) 34,500,000 shares of our Class A common stock and (ii) 8,625,000 shares of our Class B common stock, issued and outstanding as of March 29, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. All of the shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Hennessy Capital Partners V LLC (2)	—	—	7,175,000	83.19%	16.64%
Daniel J. Hennessy (2)	—	—	7,175,000	83.19%	16.64%
Greg Ethridge (3)	—	—	500,000	5.80%	1.16%
Nicholas A. Petruska (3)	—	—	500,000	5.80%	1.16%
Jeffrey Immelt (3)	—	—	100,000	1.16%	*
Nora Mead Brownell (3)	—	—	50,000	*	*
Barbara Byrne (3)	—	—	50,000	*	*
Kurt Lauk (3)	—	—	50,000	*	*
Tanguy V. Serra (3)	—	—	50,000	*	*
All executive officers and directors as a group (8 individuals)	—	—	8,475,000	98.26%	19.65%

Other 5% Stockholders
D.E. Shaw Valence Portfolios, L.L.C. (4)	3,415,500	9.90%	—	—	7.92%
Millennium Group Management LLC (5)	2,043,745	5.92%	—	—	4.74%
BlackRock, Inc. (6)	3,415,500	9.90%	—	—	7.92%
Dymon Asia Capital Ltd (7)	3,127,930	9.07%	—	—	7.25%
Arena Capital Advisors, LLC – CA (8)	3,783,300	10.97%	—	—	8.77%
Fort Baker Capital Management LP (9)	2,807,521	8.14%	—	—	6.51%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. V, 3415 N. Pines Way, Suite 204, Wilson, Wyoming 83014.

(2)	Hennessy Capital Partners V LLC is the record holder of the shares reported herein. Daniel J. Hennessy, our Chairman and Chief Executive Officer, is the sole managing member of Hennessy Capital Group LLC, the sole managing member of our sponsor. Consequently, Mr. Hennessy may be deemed the beneficial owner of the founder shares held by our sponsor and has sole voting and dispositive control over such securities. Mr. Hennessy disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(3)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to a Schedule 13G filed on February 1, 2021, D.E. Shaw Valence Portfolios, L.L.C., D.E. Shaw & Co., L.L.C., D.E. Shaw & Co., L.P., and David E. Shaw acquired 3,415,500 shares of Class A common stock. The business address for each of the reporting persons is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(5)	According to a Schedule 13G/A filed on January 19, 2022, Integrated Core Strategies (US) LLC, Riverview Group LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander (the “reporting persons”) acquired 2,043,745 shares of Class A common stock. The business address for each of the reporting persons is 399 Park Avenue, New York, New York 10022.

(6)	According to a Schedule 13G filed on February 8, 2022, BlackRock, Inc. acquired 3,415,500 shares of Class A common stock. The business address for the reporting person is 55 East 52nd Street, New York, New York 10055.

(7)	According to a Schedule 13G filed on February 11, 2022, Dymon Asia Capital Ltd, Dymon Asia Capital (Singapore) Pte Ltd, Dymon Asia Multi Strategy Investment Master Fund, and Yong Ming Chong (Danny) acquired 3,127,930 shares of Class A common stock. The business address is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman KY1-1104, Cayman Islands.

(8)	According to a Schedule 13G filed on February 14, 2022, Arena Capital Advisors, LLC – CA, Arena Short Duration High Yield Fund, LP – Series A, Arena Short Duration High Yield Fund, LP – Series B, Arena Short Duration High Yield Fund, LP – Series C, Arena Short Duration High Yield Fund, LP – Series E, Arena Capital Fund, LP – Series 8, Arena Capital Fund, LP – Series 10, Arena Capital Fund, LP – Series 11, and Arena Capital Fund, LP – Series 16 acquired 3,783,300 shares of Class A common stock. The business address for each of the reporting persons is 12121 Wilshire Blvd. Ste 1010, Los Angeles, CA 90025.

(9)	According to a Schedule 13G filed on February 14, 2022, Fort Baker Capital Management LP, Steven Patrick Pigott, and Fort Baker Capital, LLC acquired 2,807,521 shares of Class A common stock. The business address for each of the reporting persons is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In October 2020, our sponsor subscribed to purchase an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our initial public offering. In January 2021, our sponsor transferred an aggregate of 1,450,000 founder shares to our officers, directors and advisors. The founder shares are identical to the Class A common stock included in the units sold in the initial public offering except that the founder shares automatically convert into shares of Class A common stock at the time of the initial business combination and are subject to certain transfer restrictions. In January 2021, we effected a stock dividend of 0.2 shares for each share of Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Certain of the transferees of the initial stockholders then transferred an aggregate of 290,000 shares back to our sponsor. Our sponsor had agreed to forfeit up to 1,125,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The over-allotment option was exercised in full and therefore no shares were forfeited.

At the closing of our initial business combination, our direct anchor investors will be entitled to purchase from our sponsor an aggregate of 22% of the number of founder shares outstanding upon the final closing of our initial public offering, at a purchase price of approximately $0.003 per share. Each direct anchor investor has agreed with us that, if it does not own a minimum of 9.9% of our public shares at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination or it redeems all or a portion of its public shares in connection with an initial business combination such that it does not own a minimum of 9.9% of our public shares, it will forfeit to our sponsor, on a pro rata basis, a portion of the founder shares to which it is entitled. In addition, our direct anchor investors have agreed that, if our sponsor’s managing member deems it necessary in order to facilitate an initial business combination for our sponsor to forfeit, transfer, exchange or amend the terms of all or any portion of its founder shares or private placement warrants or to enter into any other arrangements with respect to such securities, our direct anchor investors will be subject to the same changes on a pro rata basis. Nevertheless, our direct anchor investors will not be required to forfeit more than 75% of the founder shares to which they are entitled. However, there is no limit on the number of private placement warrants that our direct anchor investors may be required to forfeit to facilitate an initial business combination. Our indirect anchor investor has made arrangements similar to these with our sponsor regarding its indirect holdings of our securities as a member of our sponsor, except that its minimum ownership percentage will be 4.99% of our public shares, and had an indirect 5.5% ownership in our founder shares through our sponsor upon the closing of our initial public offering. Accordingly, our anchor investors will forfeit a portion of their founder shares, on a pro rata basis, if they do not collectively own a minimum of approximately 25% of our public shares upon the consummation of our initial business combination.

In the event that our anchor investors purchase units (either in our initial public offering or after) and vote their public shares in favor of our initial business combination, a smaller portion of affirmative votes from other public stockholders would be required to approve our initial business combination. However, our anchor investors are not required to vote their public shares in favor of our initial business combination. Since our anchor investors will not receive the founder shares to which they are entitled until the closing of our initial business combination, they will not be able to vote such shares prior to the closing of our initial business combination.

Our sponsor and our direct anchor investors purchased an aggregate of 6,933,333 private placement warrants for a purchase price of $1.50 per warrant in the Private Placement. Our sponsor purchased 4,853,333 warrants and our direct anchor investors purchased 2,080,000 warrants. As such, our sponsor’s interest in this transaction is valued at approximately $7.3 million. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or our direct anchor investors until 30 days after the completion of our initial business combination.

We paid Hennessy Capital Group LLC, an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Beginning in December 2021, the affiliate of our sponsor agreed to defer such fee indefinitely.

Commencing on the date the securities were first listed on the Nasdaq, we paid each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, approximately $29,000 per month for their services prior to the consummation of our initial business combination, of which approximately $14,000 per month is payable upon the successful completion of our initial business combination. Beginning in November 2021, these officers have agreed to defer cash payments for an indefinite period.

If any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such initial business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In October 2020, our sponsor agreed to loan us up to $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note to cover expenses related to the initial public offering. In December 2020, we borrowed approximately $150,000 under the note in order to fund a portion of the costs of the initial public offering. The note was non-interest bearing, unsecured and payable on the earlier of June 30, 2021 or the completion of the initial public offering. The note was repaid in full at the closing of the initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor and our direct anchor investors. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Related Party Policy

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) amounts necessary to pay our taxes:

●	payment to an affiliate of our sponsor of $15,000 per month, until the close of our initial business combination, for office space, utilities and secretarial and administrative support;

●	payments to each of our President and Chief Operating Officer and our Chief Financial Officer of approximately $29,000 per month for their services until the completion of our initial business combination, of which approximately $14,000 per month is payable upon the completion of our initial business combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-initial business combination entity at a price of $1.50 per warrant at the option of the lender.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Immelt, Ms. Brownell, Ms. Byrne, Dr. Lauk and Mr. Serra are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $122,570. The aggregate fees of Withum related to audit services in connection with our initial public offering for the year ended December 31, 2020 totaled approximately $ 19,570. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Withum any audit-related fees.

Tax Fees. We paid Withum $5,150 for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) to December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) to December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. V

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) to December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) to December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 6, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hennessy Capital Investment Corp. V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Capital Investment Corp. V (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period October 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows the year ended December 31, 2021 and the period from October 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As described in Note 7 to the financial statements, the Company’s previously issued January 20, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete an initial business combination by January 20, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

HENNESSY CAPITAL INVESTMENT CORP. V

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$913,000	$72,000
Deferred offering costs	-	179,000
Total current assets	913,000	251,000
Investments held in trust account	345,039,000	-
Total assets	$345,952,000	$251,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$99,000	$4,000
Accrued liabilities	6,846,000	75,000
Note payable to Sponsor	-	150,000
Deferred compensation	383,000	-
Accrued income and franchise taxes	200,000	-
Total current liabilities	7,528,000	229,000
Other liabilities:
Warrant liability	12,913,000	-
Deferred underwriting compensation	12,075,000	-
Total liabilities	32,516,000	229,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,500,000 and -0- shares at December 31, 2021 and 2020, respectively, (at redemption value of approximately $10.00 per share)	345,000,000	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at December 31, 2021 and 2020, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; none issued and outstanding at December 31, 2021 and 2020 (excluding 34,500,000 and -0- shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020 (1)	1,000	1,000
Additional paid-in-capital	-	24,000
Retained earnings	(31,565,000)	(3,000)
Total stockholders’ equity (deficit)	(31,564,000)	22,000

Total liabilities and stockholders’ equity (deficit)	$345,952,000	$251,000

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

 See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from October 6, 2020 (inception) to December 31, 2020

Revenues	$-	$-
General and administrative expenses	9,423,000	3,000
Loss from operations	(9,423,000)	(3,000)
Other income (expense):
Interest income on Trust Account	39,000	-
Warrant liability issuance costs	(639,000)	-
Charge associated with issuance of private placement warrants	(832,000)	-
Change in fair value of warrant liability	12,292,000	-
Income (loss) before provision for income tax	1,437,000	(3,000)

Provision for income tax	-	-
Net income (loss)	$1,437,000	$(3,000)

Weighted average Class A common shares outstanding - basic and diluted	32,704,000	-
Net income per Class A common share – basic and diluted	$0.03	$-
Weighted average Class B common shares outstanding – basic and diluted (1)	8,566,000	7,500,000
Net income (loss) per Class B common share – basic and diluted	$0.03	$(0.00)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5), net of 1,125,000 shares that were subject to forfeiture.

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

For the period from October 6, 2020 (inception) to December 31, 2020 and for the year ended December 31, 2021

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity/(Deficit)
Balances, October 6, 2020 (inception)	-	$-	-	-	$-	$-	$-
Sale of Class B shares to Sponsor at approximately $0.003 per share	-	-	8,625,000	1,000	24,000	-	25,000
Net loss attributable to Class B common stock	-	-	-	-	-	(3,000)	(3,000)
Balance, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Accretion for Class A common shares subject to redemption	-	-	-	-	(24,000)	(32,999,000)	(33,023,000)
Net income, year ended December 31, 2021	-	-	-	-	-	1,437,000	1,437,000
Balance, December 31, 2021	-	$-	8,625,000	$1,000	$-	$(31,565,000)	$(31,564,000)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5).

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 6, 2020 (inception) to December 31, 2020
Cash flows from operating activities:
Net income (loss)	$1,437,000		$(3,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income in Trust Account	(39,000)		-
Warrant liability issuance costs	639,000		-
Charge associated with issuance of private placement warrants	832,000		-
Change in fair value of warrant liability	(12,292,000)		-
Changes in operating assets and liabilities:
Increase in accounts payable	29,000		-
Increase in accrued liabilities	6,846,000		-
Increase in deferred compensation	383,000		-
Increase in accrued income and franchise taxes and rounding	200,000		-
Net cash used in operating activities	(1,965,000)		(3,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(345,000,000)		-
Net cash used in investing activities	(345,000,000)		-

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	-		25,000
Proceeds from note payable to Sponsor	-		150,000
Proceeds from sale of Units to the public	345,000,000		-
Proceeds from sale of Private Placement Warrants	10,400,000		-
Payment of underwriting discounts	(6,900,000)		-
Payment of offering costs	(544,000)		(100,000)
Payment of Note payable to Sponsor	(150,000)		-
Net cash provided by financing activities	347,806,000		75,000

Net increase (decrease) in cash	841,000		72,000
Cash at beginning of period	72,000		-
Cash at end of period	$913,000		$72,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$-		$79,000
Offering costs included in accounts payable	$70,000		$-
Deferred underwriters’ compensation	$12,075,000	$

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

Notes to Financial Statements

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

At December 31, 2021, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) to December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

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

The Company will only have 24 months from the closing date of the Public Offering, or until January 20, 2023, to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 5); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 – TERMINATION OF MERGER AGREEMENT AND PLAN OF REORGANIZATION

On May 7, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (as amended and restated on June 19, 2021, the “Merger Agreement”) with PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”), Plus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“PubCo”), Prime Merger Sub I, Inc., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly-owned subsidiary of PubCo, Prime Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PubCo, and Plus Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands and wholly-owned subsidiary of Plus, to effect the Company’s initial business combination with Plus. In light of recent developments in the regulatory environment outside of the United States, Plus is pursuing a potential restructuring of certain aspects of its business.

Effective November 8, 2021 the Company and Plus mutually terminated the Merger Agreement. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and Going Concern:

At December 31, 2021, the Company has approximately $913,000 in cash, approximately $7,528,000 of current liabilities and approximately $6,615,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. If the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 20, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In an attempt to preserve cash, beginning in November 2021, the Company’s Chief Operating Officer and Chief Financial Officer, as well as the Sponsor and certain service providers have agreed to defer cash payments for an indefinite period. Further, in January 2022, the Company elected to pay certain insurance payments over a time payment plan.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the year ended December 31, 2021		For the period from October 6, 2020 (inception) December 31, 2020
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$1,137,000	$300,000	$-	$(3,000)
Denominator:
Weighted average shares outstanding	32,704,000	8,625,000	-	8,566,435
Basic and diluted net income (loss) per share	$0.03	$0.03	$-	$(0.00)

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

Financial Instruments:

The fair value of the Company’s assets and liabilities (excluding the warrant liability), which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements primarily due to their short-term nature.

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

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering were approximately $19,689,000, including the underwriting discount of $18,975,000. Such costs were allocated among the equity and warrant liability components based on their fair values and approximately $19,050,000 of such costs have been charged to temporary equity and the remainder, approximately $639,000, have been charged to the statement of operations upon completion of the Public Offering in January 2021.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2021, and for the period from October 6, 2020 (inception) to December 31, 2020 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate the year ended December 31, 2021, and for the period from October 6, 2020 (inception) to December 31, 2020 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs and warrant fair value adjustments which may not be deductible or taxable. At December 31, 2021 and 2020, the Company has a deferred tax asset of approximately $400,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 or 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the closing of a Business Combination. However, because all of the shares of Class A common stock are redeemable, all of the shares are recorded as Class A common stock subject to redemption on the enclosed balance sheet. See also, Note 7, regarding a revision to the presentation of redeemable shares in a previously reported balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Under this method, the end of the reporting period is treated as though it is also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. At December 31, 2020, there were no shares of Class A common stock outstanding or redeemable. Class A common stock subject to redemption consists of:

Gross proceeds of Public Offering	$345,000,000
Less: Proceeds allocated to Public Warrants	(13,973,000)
Offering costs	(19,050,000)
Plus: Accretion of carrying value to redemption value	33,023,000
Class A common shares subject to redemption	$345,000,000

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 will be effective on January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

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

NOTE 4 – PUBLIC OFFERING

On January 20, 2021, the Company completed the sale of 34,500,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share – See Note 7.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020 the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share (up to 937,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In January 2021, the Sponsor transferred an aggregate of 1,450,000, Founder Shares to the Company’s officers, directors and advisors. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In January 2021, the Company effected a stock dividend of 0.2 shares for each share of Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 Founder Shares. Certain of the transferees of the initial stockholders (discussed above) then transferred an aggregate of 290,000 shares back to the Sponsor. The January 2021 stock dividend is retroactively restated in the accompanying financial statements at December 31, 2020. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The over-allotment option was exercised in full on January 20, 2021 and therefore no shares were forfeited and this contingency has lapsed.

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

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. In December 2020, the Company borrowed approximately $150,000 under the Note in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at December 31, 2021. Because the Note was payable on the earlier of September 30, 2021 or the completion of the Public Offering and both the date and the event (the completion of the Public Offering) have passed, this Note is no longer available to the Company.

Administrative Support Agreement

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $173,000 and -0-, respectively, was charged to general and administrative expenses in the year ended December 31, 2021 and the period from November 3, 2020 (inception) to December 31, 2020. Beginning in December 2021, the Sponsor agreed to defer collection of its administrative fee for an indefinite period and therefore approximately $15,000 is included in accrued liabilities on the Company’s balance sheet at December 31, 2021.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the year ended December 31, 2021 and period from November 3, 2020 (inception) to December 31, 2020, $286,000 and -0-, respectively, was paid and approximately $383,000 and -0-, respectively was included in accrued deferred compensation at December 31, 2021 for these obligations. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period.

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

At December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2021 balance sheet and adjusted for the amortization of discounts. There were no U.S government treasury bills held at December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, measured at fair value of its investments as determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2021	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$345,039,000	$345,039,000

There were no assets held in the Trust Account at December 31, 2020.

NOTE 7 – RESTATEMENT OF PREVIOUSLY ISSUED BALANCE SHEET

Public and Private Placement Warrants

The Company accounts for its warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) such as the Company. The Staff Statement reflects the Staff’s view that in many cases, warrants issued by SPACs should be characterized as liabilities for accounting purposes, rather than as equity securities, unless certain conditions are met. As a result of this guidance, the Company’s management evaluated its warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity including the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

The impact to the balance sheet as of January 20, 2021 prepared in connection with the Public Offering and filed in a Current Report on Form 8-K with the SEC on January 26, 2021 (the “Form 8-K) related to the impact of accounting for warrants as liabilities at fair value resulted in approximately a $25,205,000 increase to the warrant liabilities line item at January 20, 2021 and an offsetting decrease to the Class A common stock subject to redemption. There is no change to total stockholders’ equity at any reported balance sheet date. In addition, the Company has recorded approximately $1,471,000 of costs to the statement of operations at inception of the warrants to reflect (i) approximately $639,000 of warrant issuance costs and (ii) approximately $832,000 for costs associated with the issuance of the Private Placement Warrants to the Sponsor for the difference between the price paid for the warrants and the fair value at that date.

Class A Common Stock Subject to Redemption

The Company has determined that since all of the Class A common stock is redeemable, all such shares should be accounted for as redeemable in such companies’ financial statements. Previously, the Company accounted for all but the amount necessary to have $5,000,001 of stockholders’ equity, as redeemable since the Company would not enter a transaction that would cause its stockholders’ equity to be below the $5,000,001 threshold. In November 2021 the Company determined that such revisions, because of their quantitative materiality, should be presented as restatements rather than revisions.

As a result of the above, the Company has recorded all outstanding Class A common stock as Class A common stock subject to redemption in the December 31, 2021 balance sheet. The effect of these changes (warrant liability and Class A common stock subject to redemption) on the Company’s previously issued balance sheet at January 20, 2021 as it was originally issued is as follows:

		As Filed	Adjustment	As Restated
Balance Sheet at January 20, 2021
Warrant liability	$	-	$25,205,000	$25,205,000
Class A common stock subject to possible redemption	$	330,792,000	$14,208,000	$345,000,000
Additional paid-in-capital	$	5,043,000	$(5,043,000)	$-
Accumulated deficit	$	(44,000)	$(34,470,000)	$(34,514,000)
Total stockholders’ equity	$	5,000,000	$(39,513,000)	$(34,513,000)

The Company’s accounting for (i) its Public Warrants and Private Placement Warrants as liabilities and (ii) all of the Class A common stock as redeemable instead of including a portion in stockholders’ equity did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

NOTE 8 – ACCOUNTING FOR WARRANT LIABILITY, FAIR VALUE MEASUREMENT

At December 31, 2021, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants. There were no warrants outstanding at December 31, 2020.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$7,159,000	$7,159,000	$—	$-
Private Placement Warrants	$5,754,000	$—	$5,755,000	$-
Warrant liability at December 31, 2021	$12,913,000	$7,159,000	$5,755,000	$-

At December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants ($0.83 per warrant on December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The changes in fair value are recognized in the statements of operations.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at inception of the warrants on January 20, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	January 20, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$13,973,000	$-	$—	$13,973,000
Private Placement Warrants	$11,232,000	$—	$-	$11,232,000
Warrant liability at January 20, 2021	$25,205,000	$-	$-	$25,205,000

At inception on January 20, 2021 and for reporting periods ended on or before June 30, 2021, the Company utilized an independent valuation consultant that used a Monte Carlo simulation model with Geometric Brownian motion to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.

Subsequent to June 30, 2021, the Company transferred the Public Warrants from Level 3 to Level 1 and the Private Placement Warrants from Level 3 to Level 2 to reflect the fact that the warrants were trading in an active market as described above.

The warrant liabilities are not subject to qualified hedge accounting.

At January 20, 2021 (Initial Measurement)
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.0
Volatility	30%
Risk-free rate	0.62%
Probability of acquisition	75%
Fair value of warrants	$1.62

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 20, 2021	$11,232,000	$13,973,000	$25,205,000
Change in fair value of Public and Private Placement Warrants from January 20 to March 31, 2021	(277,000)	(345,000)	(622,000)
Change in fair value of Public and Private Placement Warrants from January 20 to June 30, 2021	3,605,000	4,485,000	8,090,000
Transfer to Level 1 during the three months ended September 30, 2021	-	(18,113,000)	(18,113,000)
Transfer to Level 2 during the three months ended September 30, 2021	(14,560,000)	-	(18,113,000)
Fair value of Level 3 warrant liabilities as of December 31, 2021	$—	$—	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $18, 113, 000 at the time of transfer. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $14,560, 000 at the time of transfer.

Pubic Warrants

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

Private Placement Warrants

See Note 5, Related Party Transactions.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock issued and outstanding and -0- and -0- shares, respectively, of Class A common stock were issued and outstanding (excluding 34,500,000 and -0- shares, respectively, subject to possible redemption at December 31, 2021 and 2020).

The 1,125,000 shares of Class B common stock that were subject to forfeiture at December 31, 2020 (as described in Note 5) are no longer subject to forfeiture as the underwriters exercised their over-allotment option in full in January 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

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

Risks and Uncertainties

COVID-19 - Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of its operations, and/or search for a target company and/or a target company’s financial position and results of its operations, and the closing of a business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hostilities in Ukraine - In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and among the Company, Citigroup Global Markets Inc. and Barclays Capital Inc., as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5*	Description of Registered Securities.
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders. (3)
10.4	Securities Subscription Agreement, dated October 6, 2020, between the Registrant and the Sponsor (1)
10.5	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.6	Form of Indemnity Agreement (2)
10.7	Form of Subscription Agreement, dated January 5, 2021, by and among the Company, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (3)
10.8	Subscription Agreement, dated January 8, 2021, by and between the Company and D. E. Shaw Valence Portfolios, L.L.C. (3)
10.9	Administrative Support Agreement, dated January 14, 2021, by and between the Company and Hennessy Capital Group LLC. (3)
14	Code of Ethics (2)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL* 101.DEF*	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 5, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	HENNESSY CAPITAL INVESTMENT CORP. V

	By:	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board and Chief Executive Officer	March 30, 2022
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Nicholas A. Petruska	Executive Vice President, Chief Financial Officer and	March 30, 2022
Nicholas A. Petruska	Secretary (Principal Financial and Accounting Officer)

/s/ Greg Ethridge	President and Chief Operating Officer and Director	March 30, 2022
Greg Ethridge

/s/ Jeffrey Immelt	Lead Independent Director	March 30, 2022
Jeffrey Immelt

/s/ Nora Mead Brownell	Director	March 30, 2022
Nora Mead Brownell

/s/ Barbara Byrne	Director	March 30, 2022
Barbara Byrne

/s/ Dr. Kurt Lauk	Director	March 30, 2022
Dr. Kurt Lauk

/s/ Tanguy V. Serra	Director	March 30, 2022
Tanguy V. Serra