Form 10-Q
period 2022-03-31
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2022-05-13
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$446,000	$913,000
Prepaid expenses	429,000	-
Total current assets	875,000	913,000
Non-current assets – Cash and investments held in Trust Account	345,071,000	345,039,000
Total assets	$345,946,000	$345,952,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,000	$99,000
Accrued and other liabilities	7,173,000	6,846,000
Deferred compensation	557,000	383,000
Accrued income and franchise taxes	250,000	200,000
Total current liabilities	7,990,000	7,528,000
Other liabilities:
Warrant liability	6,223,000	12,913,000
Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	26,288,000	32,516,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,500,000 shares at both March 31, 2022 and December 31, 2021 (at value of $10.00 per share)	345,000,000	345,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; none issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 34,500,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,000	1,000
Additional paid-in-capital	-	-
Accumulated deficit	(25,343,000)	(31,565,000)
Total stockholders’ deficit	(25,342,000)	(31,564,000)

Total liabilities and stockholders’ (deficit)	$345,946,000	$345,952,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues	$-	$-
General and administrative expenses	500,000	1,602,000
Loss from operations	(500,000)	(1,602,000)
Other income (expense):
Interest income on Trust Account	32,000	15,000
Warrant liability issuance costs	-	(639,000)
Charge associated with issuance of private placement warrants	-	(832,000)
Change in fair value of warrant liability	6,690,000	623,000
Income (loss) before provision for income tax	6,222,000	(2,435,000)

Provision for income tax	-	-
Net income (loss)	$6,222,000	$(2,435,000)

Weighted average Class A common shares outstanding - basic and diluted	34,500,000	26,833,000
Net income (loss) per Class A common share – basic and diluted	$0.14	$(0.07)
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,385,000
Net income (loss) per Class B common share – basic and diluted	$0.14	$(0.07)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2022 and 2021

(unaudited)

For the three months ended March 31, 2022:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	-	$-	8,625,000	$1,000	$-	$(31,565,000)	$(31,564,000)
Net income	-	-	-	-	-	6,222,000	6,222,000
Balances, March 31, 2022 (unaudited)	-	$-	8,625,000	$1,000	$-	$(25,343,000)	$(25,342,000)

For the three months ended March 31, 2021:

	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Accretion for Class A common shares subject to redemption	-	-	-	-	(24,000)	(32,999,000)	(33,023,000)
Net loss	-	-	-	-	-	(2,435,000)	(2,435,000)
Balances, March 31, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(35,437,000)	$(35,436,000)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6,222,000	$(2,435,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(32,000)	(15,000)
Warrant liability issuance costs	-	639,000
Charge associated with issuance of private placement warrants		832,000
Change in fair value of warrant liability	(6,690,000)	(623,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(429,000)	(560,000)
Increase in accounts payable (excluding offering costs of $70,000 at December 31, 2021)	(19,000)	40,000
Increase in accrued and other liabilities	327,000	1,202,000
Increase in deferred compensation	174,000	71,000
Increase in accrued income and franchise taxes and rounding	50,000	50,000
Net (cash used) in operating activities	(397,000)	(799,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash (used in) provided by investing activities:	-	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units to the public	-	345,000,000
Proceeds from sale of Private Placement Warrants	-	10,400,000
Payment of underwriting discounts	-	(6,900,000)
Payment of offering costs	(70,000)	(544,000)
Payment of Note payable to Sponsor	-	(150,000)
Net cash (used in) provided by financing activities	(70,000)	347,806,000

Net increase (decrease) in cash	(467,000)	2,007,000
Cash at beginning of period	913,000	72,000
Cash at end of period	$446,000	$2,079,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$-	$12,075,000
Offering costs included in accounts payable	$-	$70,000

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) to March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Going Concern:

At March 31, 2022 the Company has approximately $446,000 in cash, approximately $7,990,000 of current liabilities and approximately $7,115,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless its stockholders approve an extension of such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 20, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In an attempt to preserve cash, beginning in November 2021, the Company’s Chief Operating Officer and Chief Financial Officer, as well as the Sponsor and certain service providers have agreed to defer cash payments for an indefinite period. Further, in January 2022, the Company elected to pay certain insurance payments over a time payment plan and such remaining liability, approximately $240,000 at March 31, 2022 is including in accrued and other liabilities in the accompanying unaudited condensed balance sheet.

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

NOTE 2 – TERMINATION OF MERGER AGREEMENT AND PLAN OF REORGANIZATION

On May 7, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (as amended and restated on June 19, 2021, the “Merger Agreement”) with PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”) and certain other parties for an initial business combination. Effective November 8, 2021 the Company and Plus mutually terminated the Merger Agreement. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and December 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	4,978,000	1,244,000	(1,855,000)	(580,000)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	26,833,000	8,385,000
Basic and diluted net income (loss) per share	$0.14	$0.14	$(0.07)	$(0.07)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, and 2021 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs which may not be deductible. At March 31, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $500,000 and $300,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the closing of a Business Combination. However, because all of the shares of Class A common stock are redeemable, all of the shares are recorded as Class A common stock subject to redemption on the enclosed unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2022 and December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$345,000,000
Less: Proceeds allocated to Public Warrants	(13,973,000)
Offering costs	(19,050,000)
Plus: Accretion of carrying value to redemption value	33,023 ,000
Class A common shares subject to redemption	$345,000,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated in the initial periods using a Monte Carlo simulation approach for the public and private warrants and in the current period based upon, or derived from, the public trading warrants in an active, open market.

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective in the fiscal year beginning after December 15, 2023, which in our case would be January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date and up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020 the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share (up to 937,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In January 2021, the Sponsor transferred an aggregate of 1,450,000, Founder Shares to the Company’s officers, directors and advisors. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. In January 2021, the Company effected a stock dividend of 0.2 shares for each share of Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 8,625,000 Founder Shares. Certain of the transferees of the initial stockholders (discussed above) then transferred an aggregate of 290,000 shares back to the Sponsor. The January 2021 stock dividend is retroactively restated in the financial statements at December 31, 2020. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The over-allotment option was exercised in full and therefore no shares were forfeited and this contingency has lapsed.

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

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Company borrowed an aggregate of approximately $150,000 under the Note in 2020 in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at March 31, 2022. Because the Note was payable on the earlier of June 30, 2021 or the completion of the Public Offering and both the date and the event (the completion of the Public Offering) have passed, this Note is no longer available to the Company.

Administrative Support Agreement and Compensation Agreements

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $45,000 and 38,000, respectively, was charged to general and administrative expenses in the three months ended March 31, 2022 and 2021. Beginning in December 2021, the Sponsor agreed to defer collection of its administrative fee for an indefinite period. At March 31, 2022 and December 31, 2021 there was approximately $60,000 and $15,000, respectively, outstanding

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period. During the three months ended March 31, 2022 and 2021, $174,000 and $147,000, respectively, was charged to operations for these arrangements including approximately $174,000 and 71,000, respectively, that was added to accrued deferred compensation at March 31, 2022 and 2021. The amount of deferred compensation accrued as well as the cash portion of compensation that the two officers agreed to defer totals approximately $557,000 at March 31, 2022.

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

At March 31, 2022, the proceeds of the Trust Account were invested primarily in cash. On March 29, 2022, approximately $345,071,000 of U.S. government treasury bills matured and on April 1, 2022 approximately $345,030,000 of proceeds was reinvested in U.S. government treasury bills.

At December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year which is presented at fair value. When the Company invests in U.S. government treasury bills and equivalent securities they are classified as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2022 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$345,071,000	$345,071,000

Description	Carrying value at December 31, 2021	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$345,039,000	$345,039,000

NOTE 7 – ACCOUNTING FOR WARRANT LIABILITY, FAIR VALUE MEASUREMENT

At March 31, 2022, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$3,450,000	$3,450,000	$—	$-
Private Placement Warrants	$2,773,000	$—	$2,773,000	$-
Warrant liability at March 31, 2022	$6,223,000	$3,450,000	$2,773,000	$-

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$7,159,000	$7,159,000	$—	$-
Private Placement Warrants	$5,754,000	$—	$5,754,000	$-
Warrant liability at December 31, 2021	$12,913,000	$7,159,000	$5,755,000	$-

At March 31, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants ($0.40 and $0.83, respectively, per warrant on March 31, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The changes in fair value are recognized in the statements of operations.

The warrant liabilities are not subject to qualified hedge accounting.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value at December 31, 2021	$7,159,000	$5,754,000	$12,913,000
Change in valuation inputs or other assumptions	(3,709,000)	(2,981,000)	(6,690,000)
Fair value as of March 31, 2022	$3,450,000	$2,773,000	$6,223,000

	Public	Private Placement	Warrant Liabilities
Fair value at January 1, 2021	$-	$-	$-
Initial measurement on January 20, 2021	13,973,000	11,232,000	25,205,000
Change in valuation inputs or other assumptions	(346,000)	(277,000)	(623,000)
Fair value as of March 31, 2021	$13,627,000	$10,955,000	$24,582,000

None of the warrant liabilities are classified as level 3 in the fair value hierarchy at March 31, 2022.

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding and -0- and -0- shares, respectively, of Class A common stock were issued and outstanding (excluding 34,500,000 subject to possible redemption at both March 31, 2022 and December 31, 2021).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Risks and Uncertainties

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

At March 31, 2022, we had approximately $446,000 in cash outside of the Trust Account, current liabilities of approximately $7,990,000 and negative working capital of approximately $7,115,000. We are incurring and expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Termination of Merger Agreement and Plan of Reorganization

On May 7, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (as amended and restated on June 19, 2021, the “Merger Agreement”) with PlusAI Corp, an exempted company incorporated with limited liability in the Cayman Islands (“Plus”) and certain other partiesfor an initial business combination. Effective November 8, 2021 the Company and Plus mutually terminated the Merger Agreement. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Results of Operations

For the period from October 6, 2020 (date of inception) to March 31, 2022, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 20, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 20, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and $29,000 per month ($14,000 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the three months ended March 31, 2022 and 2021 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Professional and consulting fees, regulatory and travel costs associated with investigating potential Initial Business Combination candidates were approximately $10,000 and $1,263,000, respectively, for the three months ended March 31, 2022 and 2021. As we identified an Initial Business Combination candidate, our costs increased significantly in the three months ended March 31, 2021 in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs required in connection with an Initial Business Combination. As that transaction was terminated in November 2021, transaction related costs have decreased in the three months ended March 31, 2022. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $219,000 and $93,000 for the three months ended March 31, 2022 and 2021. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were $-0-, for both the three months ended March 31, 2022 and 2021 because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. We are permitted to withdraw interest earned from the Trust Account for the payment of taxes to the extent of interest income earned. We did not withdraw any interest from the Trust Account in the three months ended March 31, 2022.

The Public Offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At March 31, 2022, proceeds in the Trust Account are invested in cash as described in Note 5 to the condensed financial statements. As a result of market conditions occurring in connection with the Covid-19 pandemic, low interest rates on available investments have been insufficient to cover our franchise tax obligations although interest rates did start to rise during the three months ended March 31, 2022.

As discussed further in Note 7 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements.  As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The condensed statement of operations for the three months ended March 31, 2022 and 2021 reflects other income from change in fair value of the warrant liability of approximately $6,690,000 and $623,000, respectively. Also reflected in other income (expense) for the three months ended March 31, 2021 are charges to other expense aggregating approximately $-0- and $1,471,000, respectively, for warrant liability transaction costs (approximately $639,000) and transaction date expenses related to the issuance of the Private Placement Warrants (approximately $832,000). There were no such expense charges in the three months ended March 31, 2022.

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

The net proceeds from the Public Offering and Private Placement were approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At March 31, 2022, we had approximately $446,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

At March 31, 2022, the Company has approximately $446,000 in cash, approximately $7,990,000 of current liabilities and approximately $7,115,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless it receives approval from its stockholders to extend such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 20, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In an attempt to preserve cash, beginning in November 2021, the Company’s Chief Operating Officer and Chief Financial Officer, as well as the Sponsor and certain service providers have agreed to defer cash payments for an indefinite period. Further, in January 2022, the Company elected to pay certain insurance payments over a time payment plan and such remaining liability, approximately $240,000 at March 31, 2022 is including in accrued and other liabilities in the accompanying unaudited condensed balance sheet.

The preponderance of the current liabilities (approximately $6,755,000) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

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

Off-balance sheet financing arrangements

As of March 31, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period. During the three months ended March 31, 2022 and 2021, $174,000 and $147,000, respectively, was charged to operations for these arrangements including approximately $174,000 and 71,000, respectively, that was added to accrued deferred compensation at March 31, 2022 and 2021. The amount of deferred compensation accrued as well as the cash portion of compensation that the two officers agreed to defer totals approximately $557,000 at March 31, 2022.

Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company has and may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

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

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, subsequent to June 30, 2021 our public warrants were trading in an active market. As such, subsequent to June 30, 2021, we transferred the public warrants from Level 3 to Level 1 and the private placement warrants from Level 3 to Level 2 to reflect the fact that the warrants were trading in an active market. At March 31, 2022 and December 31, 2021, we valued our public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.84 per warrant on December 31, 2021). Since the private placement warrants are substantially similar to the public warrants but do not trade, we valued them based on the value of the public warrants (significant other observable inputs – Level 2).

For reference, each $0.10 change in fair value of our warrants translates to approximately $1,556,000 gain or loss.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	4,978,000	1,244,000	(1,855,000)	(580,000)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	26,833,000	8,385,000
Basic and diluted net income (loss) per share	$0.14	$0.14	$(0.07)	$(0.07)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, and 2021 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was approximately -0-% in both periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs which may not be deductible. At March 31, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $400,000 and $300,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,500,000 public shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the closing of a Business Combination. However, because all of the shares of Class A common stock are redeemable, all of the shares are recorded as Class A common stock subject to redemption on the enclosed unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2022 and December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. Class A common stock subject to redemption consists of:

Gross proceeds of Public Offering	$345,000,000
Less: Proceeds allocated to Public Warrants	(13,973,000)
Offering costs	(19,050,000)
Plus: Accretion of carrying value to redemption value	33,023 ,000
Class A common shares subject to redemption	$345,000,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated in the initial periods using a Monte Carlo simulation approach for the public and private warrants and in the current period based upon, or derived from, the public warrants in an active, open market.

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective in the fiscal year beginning after December 15, 2023, which in our case would be January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 6, 2020 for the purpose of effecting an Initial Business Combination. As of March 31, 2022, we had not commenced any operations or generated any revenues. All activity through March 31, 2022 relates to our formation and our Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. $345,000,000 of the net proceeds of the Public Offering and the Private Placement that closed on January 20, 2021 were deposited into a Trust Account and invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations or U.S. government treasury bills. At March 31, 2022, the Trust Account is invested in cash. At March 31, 2022, there was approximately $345,071,000 in the Trust Account.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2022 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. In light of the material weakness described above, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there has not, except as disclosed below, been a change to the risk factors disclosed in our Prospectus filed with the SEC on January 19, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may significantly increase the costs and time related thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: May 13, 2022	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2022	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)