Form 10-Q
period 2022-06-30
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2022-08-12
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$183,000	$913,000
Prepaid expenses	286,000	-
Total current assets	469,000	913,000
Non-current assets – Cash and investments held in Trust Account	345,464,000	345,039,000
Total assets	$345,933,000	$345,952,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$-	$99,000
Accrued and other liabilities	7,076,000	6,846,000
Deferred compensation	731,000	383,000
Accrued income and franchise taxes	314,000	200,000
Total current liabilities	8,121,000	7,528,000
Other liabilities:
Warrant liability	2,956,000	12,913,000
Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	23,152,000	32,516,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,500,000 shares at both June 30, 2022 and December 31, 2021 (at value of $10.00 per share)	345,000,000	345,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; none issued and outstanding at June 30, 2022 and December 31, 2021 (excluding 34,500,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in-capital	-	-
Accumulated deficit	(22,220,000)	(31,565,000)
Total stockholders’ deficit	(22,219,000)	(31,564,000)

Total liabilities and stockholders’ deficit	$345,933,000	$345,952,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-
General and administrative expenses	537,000	5,623,000	1,036,000	7,226,000
Loss from operations	(537,000)	(5,623,000)	(1,036,000)	(7,226,000)
Other income (expense):
Interest income on Trust Account	393,000	12,000	424,000	28,000
Warrant liability issuance costs	-	-	-	(639,000)
Charge associated with issuance of private placement warrants	-	-	-	(832,000)
Change in fair value of warrant liability	3,267,000	(8,090,000)	9,957,000	(7,467,000)
Income (loss) before provision for income tax	3,123,000	(13,701,000)	9,345,000	(16,136,000)

Provision for income tax	-	-	-	-
Net income (loss)	$3,123,000	$(13,701,000)	$9,345,000	$(16,136,000)

Weighted average Class A common shares outstanding - basic and diluted	34,500,000	34,500,000	34,500,000	30,688 ,000
Net income (loss) per Class A common share – basic and diluted	$0.07	$(0.32)	$0.22	$(0.41)
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,625,000	8,625,000	8,506,000
Net income (loss) per Class B common share – basic and diluted	$0.07	$(0.32)	$0.22	$(0.41)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended June 30, 2022:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022, (unaudited)	-	$-	8,625,000	$1,000	$-	$(25,343,000)	$(25,342,000)
Net income	-	-	-	-	-	3,123,000	3,123,000
Balances, June 30, 2022 (unaudited)	-	$-	8,625,000	$1,000	$-	$(22,220,000)	$(22,219,000)

For the six months ended June 30, 2022:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	-	$-	8,625,000	$1,000	$-	$(31,565,000)	$(31,564,000)
Net income	-	-	-	-	-	9,345,000	9,345,000
Balances, June 30, 2022 (unaudited)	-	$-	8,625,000	$1,000	$-	$(22,220,000)	$(22,219,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended June 30, 2021:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2021, (unaudited)	-	$-	8,625,000	$1,000	$-	$(35,437,000)	$(35,436,000)
Net loss	-	-	-	-	-	(13,701,000)	(13,701,000)
Balances, June 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(49,138,000)	$(49,137,000)

For the six months ended June 30, 2021:

	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Accretion for Class A common shares subject to redemption	-	-	-	-	(24,000)	(32,999,000)	(33,023,000)
Net loss	-	-	-	-	-	(16,136,000)	(16,136,000)
Balances, June 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(49,138,000)	$(49,137,000)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,345,000	$(16,136,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(424,000)	(28,000)
Warrant liability issuance costs	-	639,000
Charge associated with issuance of private placement warrants	-	832,000
Change in fair value of warrant liability	(9,957,000)	7,467,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(286,000)	(486,000)
(Decrease) increase in accounts payable	(29,000)	61,000
Increase in accrued and other liabilities	229,000	5,846,000
Increase in deferred compensation	348,000	193,000
Increase in accrued income and franchise taxes	114,000	100,000
Net cash used in operating activities	(660,000)	(1,512,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash used in investing activities:	-	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units to the public	-	345,000,000
Proceeds from sale of Private Placement Warrants	-	10,400,000
Payment of underwriting discounts	-	(6,900,000)
Payment of offering costs	(70,000)	(544,000)
Payment of Note payable to Sponsor	-	(150,000)
Net cash (used in) provided by financing activities	(70,000)	347,806,000

Net increase (decrease) in cash	(730,000)	1,294,000
Cash at beginning of period	913,000	72,000
Cash at end of period	$183,000	$1,366,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$-	$12,075,000
Offering costs included in accounts payable	$-	$70,000

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

At June 30, 2022, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) to June 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Going Concern:

At June 30, 2022 the Company has approximately $183,000 in cash, approximately $8,121,000 of current liabilities and approximately $7,652,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless its stockholders approve an extension of such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 20, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In an attempt to preserve cash, beginning in November 2021, the Company’s Chief Operating Officer and Chief Financial Officer, as well as the Sponsor and certain service providers have agreed to defer cash payments for an indefinite period. Further, in January 2022, the Company elected to pay certain insurance payments over a time payment plan and such remaining liability, approximately $60,000 at June 30, 2022 is including in accrued and other liabilities in the accompanying unaudited condensed balance sheet.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and December 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income (Loss) Per Common Share:

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 15,558,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,498,000	$625,000	$(10,961,000)	$(2,740,000)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.32)	$(0.32)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$7,476,000	$1,869,000	$(12,634,000)	$(3,502,000)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	30,688,000	8,506,000
Basic and diluted net income (loss) per share	$0.22	$0.22	$(0.41)	$(0.41)

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

Fair value of financial Instruments:

The fair value of the Company’s assets and liabilities (excluding the warrant liability), which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed financial statements primarily due to their short-term nature.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature, except for derivative warrant liabilities (see Note 6).

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022, and 2021 the Company recorded income tax expense of approximately $-0- in all periods because the cost of deductible franchise taxes and costs related to a terminated transaction exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was approximately -0-% in all periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and certain business combination and warrant costs which may not be deductible. At June 30, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $600,000 and $400,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2022 and December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

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

Subsequent Events:

Management has evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date and up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

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

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Company borrowed an aggregate of approximately $150,000 under the Note in 2020 in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at June 30, 2022. Because the Note was payable on the earlier of June 30, 2021 or the completion of the Public Offering and both the date and the event (the completion of the Public Offering) have passed, this Note is no longer available to the Company.

Administrative Support Agreement and Compensation Agreements

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $45,000 and 90,000, respectively, was charged to general and administrative expenses in the three and six months ended June 30, 2022 and approximately $45,000 and $83,000, respectively, was charged to general and administrative expenses in the three and six months ended June 30, 2021. Beginning in December 2021, the Sponsor agreed to defer collection of its administrative fee for an indefinite period. At June 30, 2022 and December 31, 2021 there was approximately $105,000 and $15,000, respectively, outstanding and included in accrued and other liabilities.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period. During the three and six months ended June 30, 2022, approximately $174,000 and $348,000, respectively, and for the three and six months ended June 30, 2021 approximately $174,000 and $321,000, respectively, was charged to operations for these arrangements including approximately $174,000 and $348,000, respectively, that was added to accrued deferred compensation at June 30, 2022 and approximately $84,000 and $155,000, respectively, that was added to deferred compensation at June 30, 2021. The amount of deferred compensation accrued as well as the cash portion of compensation that the two officers agreed to defer totals approximately $731,000 at June 30, 2022 and which amount is included in accrued and other liabilities.

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

At June 30, 2022, the proceeds of the Trust Account were invested in cash. Subsequent to June 30, 2022, in July 2022, the funds in the Trust Account were invested in money market funds meeting the conditions described above.

At December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above which is presented at fair value. When the Company invests in U.S. government treasury bills and equivalent securities they are classified as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. When we have them, held-to-maturity U.S. government treasury bills are recorded at amortized cost on the condensed balance sheet and adjusted for the amortization of discounts. There were no held-to-maturity U. S. government treasury bills at either June 30, 2022 or December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at June 30, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$345,464,000	$345,464,000

Description	Carrying value at December 31, 2021	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$345,039,000	$345,039,000

In July 2022, the Company withdrew approximately $300,000 from the Trust Account to fund the payment of 2021 actual and 2022 estimated, franchise taxes.

NOTE 7 – ACCOUNTING FOR WARRANT LIABILITY, FAIR VALUE MEASUREMENT

At June 30, 2022, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,639,000	$1,639,000	$-	$-
Private Placement Warrants	1,317,000	-	1,317,000	-
Warrant liability at June 30, 2022	$2,956,000	$1,639,000	$1,317,000	$-

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$7,159,000	$7,159,000	$-	$-
Private Placement Warrants	$5,754,000	$-	$5,754,000	$-
Warrant liability at December 31, 2021	$12,913,000	$7,159,000	$5,755,000	$-

At June 30, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants ($0.19 and $0.83, respectively, per warrant on June 30, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The changes in fair value are recognized in the statements of operations.

The warrant liabilities are not subject to qualified hedge accounting.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value at January 1, 2021	$-	$-	$-
Initial measurement on January 20, 2021	13,973,000	11,232,000	25,205,000
Change in valuation inputs or other assumptions	4,139,000	3,328,000	7,467,000
Fair value as of June 30, 2021	$18,112,000	$14,560,000	$32,672,000

	Public	Private Placement	Warrant Liabilities
Fair value at December 31, 2021	$7,159,000	$5,754,000	$12,913,000
Change in valuation inputs or other assumptions	(5,520,000)	(4,437,000)	(9,957,000)
Fair value as of June 30, 2022	$1,639,000	$1,317,000	$2,956,000

None of the warrant liabilities are classified as Level 3 in the fair value hierarchy at June 30, 2022 or December 31, 2021 and there were no transfers during 2022.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding and -0- and -0- shares, respectively, of Class A common stock were issued and outstanding (excluding 34,500,000 shares subject to possible redemption at both June 30, 2022 and December 31, 2021).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

At June 30, 2022, we had approximately $183,000 in cash outside of the Trust Account, current liabilities of approximately $8,121,000 and negative working capital of approximately $7,652,000. We are incurring and expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

Results of Operations

For the period from October 6, 2020 (date of inception) to June 30, 2022, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 20, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 20, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and $29,000 per month ($14,000 of which is deferred as to payment until closing of our Initial Business Combination and, since November 2021, all of which has been deferred for payment indefinitely) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the three and six months ended June 30, 2022 and 2021 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Professional and consulting fees, regulatory and travel costs associated with investigating potential Initial Business Combination candidates were approximately $28,000 and $40,000, respectively, for the three and six months ended June 30, 2022 and for the three and six months ended June 30, 2021, such costs were approximately $5,070,000 and $6,332,000, respectively. As we identified an Initial Business Combination candidate, our costs increased significantly in the three and six months ended June 30, 2021 in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs required in connection with an Initial Business Combination. As that transaction was terminated in November 2021, transaction related costs have decreased in the three and six months ended June 30, 2022. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $196,000 and $385,000, respectively, for the three and six months ended June 30, 2022 and approximately $131,000 and $234,000, respectively, for the three and six months ended June 30, 2021. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were $-0-, for all of the three and six months ended June 30, 2022 and 2021 because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account. In addition, certain costs of approximately $500,000 relating to the business combination terminated in November 2021 are currently deductible.

Interest income generated in the Trust Account was approximately $393,000 and 424,000, respectively, for the three and six months ended June 30, 2022 and approximately $12,000 and $28,000, respectively, for the three and six months ended June 30, 2021. The differences during the periods presented result largely from a changing interest rate environment.

We are permitted to withdraw interest earned from the Trust Account for the payment of taxes to the extent of interest income earned. We did not withdraw any interest from the Trust Account in the three and six months ended June 30, 2022. Subsequent to June 30, 2022, in July 2022, the Company withdraw approximately $300,000 from the Trust Account in order fund the payment of 2021 actual, and 2022 estimated, franchise taxes.

The Public Offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At June 30, 2022, proceeds in the Trust Account are invested in cash as described in Note 5 to the unaudited condensed financial statements. As a result of market conditions occurring in connection with the Covid-19 pandemic, low interest rates on available investments had been insufficient to cover our franchise tax obligations: however interest rates in the three months ended June 30, 2022 returned sufficient interest income to pay actual and estimated franchise taxes.

As discussed further in Note 7 to the unaudited condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements.  As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The condensed statements of operations for the three and six months ended June 30, 2022 reflects other income from change in fair value of the warrant liability of approximately $3,267,000 and $9,957,000, respectively, and the condensed statement of operations for the three and six months ended June 30, 2021 reflects other expenses of approximately ($8,090,000) and ($7,467,000), respectively, for such items. Also reflected in other income (expense) for the three and six months ended June 30, 2021 are charges to other expenses aggregating approximately $-0- and $1,471,000, respectively, for warrant liability transaction costs (approximately $639,000) and transaction date expenses related to the issuance of the Private Placement Warrants (approximately $832,000). There were no such expense charges in the three and six months ended June 30, 2022.

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

The net proceeds from the Public Offering and Private Placement were approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At June 30, 2022, we had approximately $183,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

At June 30, 2022, the Company has approximately $183,000 in cash, approximately $8,121,000 of current liabilities and approximately $7,652,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless it receives approval from its stockholders to extend such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 20, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In an attempt to preserve cash, beginning in November 2021, the Company’s Chief Operating Officer and Chief Financial Officer, as well as the Sponsor and certain service providers have agreed to defer cash payments for an indefinite period. Further, in January 2022, the Company elected to pay certain insurance payments over a time payment plan and such remaining liability, approximately $60,000 at June 30, 2022 is including in accrued and other liabilities in the accompanying unaudited condensed balance sheet.

The preponderance of the current liabilities (approximately $6,785,000) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

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

Off-balance sheet financing arrangements

As of June 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period. During the three and six months ended June 30, 2022 and 2021, $174,000 and $348,000 and $174,000 and $321,000, respectively, were charged to operations for these arrangements including approximately $348,000 and $155,000, respectively, that was added to accrued deferred compensation at June 30, 2022 and 2021. The amount of deferred compensation accrued as well as the cash portion of compensation that the two officers agreed to defer totals approximately $731,000 at June 30, 2022.

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

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, subsequent to June 30, 2021 our public warrants were trading in an active market. As such, subsequent to June 30, 2021, we transferred the public warrants from Level 3 to Level 1 and the private placement warrants from Level 3 to Level 2 to reflect the fact that the warrants were trading in an active market. At June 30, 2022 and December 31, 2021, we valued our public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.19 and $0.83, respectively, per warrant on June 30, 2022 and December 31, 2021). Since the private placement warrants are substantially similar to the public warrants but do not trade, we valued them based on the value of the public warrants (significant other observable inputs – Level 2).

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,498,000	$625,000	$(10,961,000)	$(2,740,000)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.32)	$(0.32)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$7,476,000	$1,869,000	$(12,634,000)	$(3,502,000)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	30,688,000	8,506,000
Basic and diluted net income (loss) per share	$0.22	$0.22	$(0.41)	$(0.41)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 and 2021 the Company recorded income tax expense of approximately $-0- in all periods because the cost of deductible franchise taxes and costs associated with a terminated transaction exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was approximately -0-% in all periods which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs which may not be deductible. At June 30, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $600,000 and $400,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2022 and December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. Class A common stock subject to redemption consists of:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 6, 2020 for the purpose of effecting an Initial Business Combination. As of June 30, 2022, we had not commenced any operations or generated any revenues. All activity through June 30, 2022 relates to our formation and our Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. $345,000,000 of the net proceeds of the Public Offering and the Private Placement that closed on January 20, 2021 were deposited into a Trust Account and invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations or U.S. government treasury bills. At June 30, 2022, the Trust Account is invested in cash. At June 30, 2022, there was approximately $345,464,000 in the Trust Account.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, and (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs (as defined below). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination. The need for compliance with such rules may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

Specifically, to comply with the proposed Investment Company Act safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”) and then complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement. Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to SPACs, including a SPAC like us that has not completed its business combination within 24 months after the effective date of the IPO Registration Statement. There is no assurance that we will complete an initial business combination within 24 months after the effective date of our IPO Registration Statement. As a result, it is possible that a claim may be made in the future that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements and expenses for which we have not allotted funds.

The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: August 12, 2022	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)