Form 10-Q
period 2022-09-30
HENNESSY CAPITAL INVESTMENT CORP. V
filed 2022-11-09
CIK 1829455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 34,500,000 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. V

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$72,000	$913,000
Prepaid expenses	143,000	-
Total current assets	215,000	913,000
Non-current assets – Cash and investments held in Trust Account	346,680,000	345,039,000
Total assets	$346,895,000	$345,952,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$-	$99,000
Accrued and other liabilities	9,825,000	6,846,000
Deferred compensation	905,000	383,000
Accrued income and franchise taxes	305,000	200,000
Total current liabilities	11,035,000	7,528,000
Other liabilities:
Warrant liability	1,556,000	12,913,000
Deferred underwriting compensation	12,075,000	12,075,000
Total liabilities	24,666,000	32,516,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,500,000 shares at both September 30, 2022 and December 31, 2021 (at redemption value of $10.04 and $10.00, respectively, per share at September 30, 2022 and December 31, 2021)	346,380,000	345,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; none issued and outstanding at September 30, 2022 and December 31, 2021 (excluding 34,500,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in-capital	-	-
Accumulated deficit	(24,152,000)	(31,565,000)
Total stockholders’ deficit	(24,151,000)	(31,564,000)

Total liabilities and stockholders’ deficit	$346,895,000	$345,952,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-
General and administrative expenses	3,231,000	1,587,000	4,267,000	8,813,000
Loss from operations	(3,231,000)	(1,587,000)	(4,267,000)	(8,813,000)
Other income (expense):
Interest income on Trust Account	1,514,000	4,000	1,938,000	32,000
Warrant liability issuance costs	-	-	-	(639,000)
Charge associated with issuance of private placement warrants	-	-	-	(832,000)
Change in fair value of warrant liability	1,400,000	13,224,000	11,357,000	5,757,000
Income (loss) before provision for income tax	(317,000)	11,641,000	9,028,000	4,495,000

Provision for income tax	(235,000)	-	(235,000)	-
Net income (loss)	$(552,000)	$11,641,000	$8,793,000	$(4,495,000)

Weighted average Class A common shares outstanding - basic and diluted	34,500,000	34,500,000	34,500,000	31,973,000
Net income (loss) per Class A common share – basic and diluted	$(0.01)	$0.27	$0.20	$(0.11)
Weighted average Class B common shares outstanding – basic and diluted	8,625,000	8,625,000	8,625,000	8,543,000
Net income (loss) per Class B common share – basic and diluted	$(0.01)	$0.27	$0.20	$(0.11)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the three months ended September 30, 2022:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2022, (unaudited)	-	$-	8,625,000	$1,000	$-	$(22,220,000)	$(22,219,000)
Accretion for Class A common shares subject to redemption	-	-	-	-	-	(1,380,000)	(1,380,000)
Net income	-	-	-	-	-	(552,000)	(552,000)
Balances, September 30, 2022 (unaudited)	-	$-	8,625,000	$1,000	$-	$(24,152,000)	$(24,151,000)

For the nine months ended September 30, 2022:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	-	$-	8,625,000	$1,000	$-	$(31,565,000)	$(31,564,000)
Accretion for Class A common shares subject to redemption	-	-	-	-	-	(1,380,000)	(1,380,000)
Net income	-	-	-	-	-	8,793,000	8,793,000
Balances, September 30, 2022 (unaudited)	-	$-	8,625,000	$1,000	$-	$(24,152,000)	$(24,151,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the three months ended September 30, 2021:

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2021, (unaudited)	-	$-	8,625,000	$1,000	$-	$(49,138,000)	$(49,137,000)
Net income	-	-	-	-	-	11,641,000	11,641,000
Balances, September 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(37,497,000)	$(37,496,000)

For the nine months ended September 30, 2021:

	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2020 (1)	-	$-	8,625,000	$1,000	$24,000	$(3,000)	$22,000
Accretion for Class A common shares subject to redemption	-	-	-	-	(24,000)	(32,999,000)	(33,023,000)
Net loss	-	-	-	-	-	(4,495,000)	(4,495,000)
Balances, September 30, 2021 (unaudited)	-	$-	8,625,000	$1,000	$-	$(37,497,000)	$(37,496,000)

(1)	Share amounts have been retroactively restated at December 31, 2020 to reflect a stock dividend of 0.2 shares for each share of Class B common stock outstanding on January 14, 2021 (See Note 5)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. V

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,793,000	$(4,495,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(1,938,000)	(32,000)
Warrant liability issuance costs	-	639,000
Charge associated with issuance of private placement warrants	-	832,000
Change in fair value of warrant liability	(11,357,000)	(5,757,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(143,000)	(218,000)
(Decrease) increase in accounts payable	(29,000)	1,000
Increase in accrued and other liabilities	2,979,000	6,777,000
Increase in deferred compensation	522,000	239,000
Increase in accrued income and franchise taxes	105,000	150,000
Net cash used in operating activities	(1,068,000)	(1,864,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(345,000,000)
Cash withdrawn from the Trust Account for taxes	297,000	-
Net cash provided by (used in) investing activities:	297,000	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Units to the public	-	345,000,000
Proceeds from sale of Private Placement Warrants	-	10,400,000
Payment of underwriting discounts	-	(6,900,000)
Payment of offering costs	(70,000)	(543,000)
Payment of Note payable to Sponsor	-	(150,000)
Net cash (used in) provided by financing activities	(70,000)	347,807,000

Net increase (decrease) in cash	(841,000)	943,000
Cash at beginning of period	913,000	72,000
Cash at end of period	$72,000	$1,015,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$-	$12,075,000
Offering costs included in accounts payable	$-	$70,000

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

At September 30, 2022, the Company had not commenced any operations. All activity for the period from October 6, 2020 (inception) to September 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Mandatory Liquidation and Going Concern:

The Company only has until January 20, 2023 to complete its initial Business Combination. If the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless its stockholders approve an extension of such date. Further, at September 30, 2022 the Company has approximately $72,000 in cash, approximately $11,035,000 of current liabilities and approximately $10,820,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. The mandatory liquidation and liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.

The Company’s plan to deal with the mandatory liquidation and liquidity uncertainties includes the possibility of requesting an extension of time to complete its initial Business Combination and the possibility of raising additional capital from the Sponsor through loans (as well as to preserve cash by deferring payments with anticipated cooperation from its service providers), both of which may permit the Company to complete a Business Combination. There is no assurance that the Company’s plans to consummate, or extend the deadline for, a Business Combination, or to raise additional capital from the Sponsor will be successful or successful prior to January 23, 2023, the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners V LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $345,000,000 Public Offering (see Note 4) and a $10,400,000 private placement (see Note 5). Upon the closing of the Public Offering and the private placement, $345,000,000 was placed in a trust account (the “Trust Account”).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022. The interim results for three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$(442,000)	$(110,000)	$9,312,800	$2,328,200
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.27	$0.27

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$7,034,000	$1,759,000	$(3,547,232)	$(947,768)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	31,972,527	8,542,582
Basic and diluted net income (loss) per share	$0.20	$0.20	$(0.11)	$(0.11)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three and nine months ended September 30, 2022 the Company recorded income tax expense of approximately $235,000 in both periods primarily due to interest income earned on the Trust Account, net of taxes and deductible transaction costs. During the three and nine months ended September 30, 2021 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes and deductible costs related to a terminated transaction exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 was approximately (74)% and 3%, respectively, and 0% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and certain business combination and warrant costs which may not be deductible. At September 30, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $700,000 and $400,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2022 and December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$345,000,000
Less: Proceeds allocated to Public Warrants	(13,973,000)
Offering costs	(19,050,000)
Plus: Accretion of carrying value to redemption value	33,023,000
Subtotal at the Public Offering date and at December 31, 2021	345,000,000
Plus: Accretion of carrying value to redemption value subsequent	1,380,000
Class A common stock subject to redemption	$346,380,000

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective in the fiscal year beginning after December 15, 2023, which in the Company’s case would be January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

The Company intends to finance a Business Combination with proceeds from the $345,000,000 Public Offering and a $10,400,000 private placement (see Note 5), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering and the private placement, net proceeds of $345,000,000 were placed in the Trust Account.

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

Related Party Loans

In October 2020, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Company borrowed an aggregate of approximately $150,000 under the Note in 2020 in order to fund a portion of the costs of the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. The Note was repaid in full at the January 20, 2021 closing of the Public Offering and no amounts are outstanding under the Note at September 30, 2022. Because the Note was payable on the earlier of June 30, 2021 or the completion of the Public Offering and both the date and the event (the completion of the Public Offering) have passed, this Note is no longer available to the Company.

Administrative Support Agreement and Compensation Agreements

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $45,000 and 135,000, respectively, was charged to general and administrative expenses in the three and nine months ended September 30, 2022 and approximately $45,000 and $128,000, respectively, was charged to general and administrative expenses in the three and nine months ended September 30, 2021. Beginning in December 2021, the Sponsor agreed to defer collection of its administrative fee for an indefinite period. At September 30, 2022 and December 31, 2021 there was approximately $150,000 and $15,000, respectively, outstanding and included in accrued and other liabilities.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period. During the three and nine months ended September 30, 2022, approximately $174,000 and $522,000, respectively, and for the three and nine months ended September 30, 2021 approximately $174,000 and $496,000, respectively, was charged to operations for these arrangements. The amount of deferred compensation accrued as well as the cash portion of compensation that the two officers agreed to defer totals approximately $905,000 and $383,000, respectively, at September 30, 2022 and December 31, 2021, and which amount is included in accrued and other liabilities.

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

At September 30, 2022, the proceeds of the Trust Account were invested in money market funds meeting the conditions described above.

At December 31, 2021, the proceeds of the Trust Account were invested primarily in money market funds meeting certain conditions described above which is presented at fair value. When the Company invests in U.S. government treasury bills and equivalent securities they are classified as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. When we have them, held-to-maturity U.S. government treasury bills are recorded at amortized cost on the condensed balance sheet and adjusted for the amortization of discounts. There were no held-to-maturity U. S. government treasury bills at either September 30, 2022 or December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$346,680,000

Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$345,039,000

In July 2022, the Company withdrew approximately $300,000 from the Trust Account to fund the payment of 2021 actual and 2022 estimated, franchise taxes.

NOTE 7 – ACCOUNTING FOR WARRANT LIABILITY, FAIR VALUE MEASUREMENT

At September 30, 2022, there were 15,558,333 warrants outstanding including 8,625,000 Public Warrants and 6,933,333 Private Placement Warrants.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$863,000	$863,000	$-	$-
Private Placement Warrants	693,000	-	693,000	-
Warrant liability at September 30, 2022	$1,556,000	$863,000	$693,000	$-

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$7,159,000	$7,159,000	$-	$-
Private Placement Warrants	5,754,000	$-	5,754,000	$-
Warrant liability at December 31, 2021	$12,913,000	$7,159,000	$5,754,000	$-

At September 30, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants ($0.10 and $0.83, respectively, per warrant on September 30, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2). The changes in fair value are recognized in the statements of operations.

The warrant liabilities are not subject to qualified hedge accounting.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value at January 1, 2021	$-	$-	$-
Initial measurement on January 20, 2021	13,973,000	11,232,000	25,205,000
Change in valuation inputs or other assumptions	3,192,000	2,565,000	5,757,000
Fair value as of September 30, 2021	$10,781,000	$8,667,000	$19,448,000

	Public	Private Placement	Warrant Liabilities
Fair value at December 31, 2021	$7,159,000	$5,754,000	$12,913,000
Change in valuation inputs or other assumptions	(6,296,000)	(5,061,000)	(11,357,000)
Fair value as of September 30, 2022	$863,000	$693,000	$1,556,000

During the three months ended September 30, 2021, the Company transferred the Public Warrants from Level 3 to Level 1 and the Private Placement Warrants from Level 3 to Level 2 to reflect the fact that the Public Warrants were trading in an active market and the terms of the Private Placement Warrants were similar to the Public Warrants and so their value was derived from the Public Warrants, as described above.

None of the warrant liabilities are classified as Level 3 in the fair value hierarchy at September 30, 2022 or December 31, 2021 and there were no transfers during 2022.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value, $0.0001, and 20,000,000 shares of Class B common stock, par value, $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding and -0- and -0- shares, respectively, of Class A common stock were issued and outstanding (excluding 34,500,000 shares subject to possible redemption at both September 30, 2022 and December 31, 2021).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements.

Certain repurchases of stock (including redemptions) by publicly traded domestic corporations — On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The IR Act applies to repurchases that occur after December 31, 2022.

Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension, liquidation or partial redemption will depend on a number of factors.

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

The Company only has until January 20, 2023 to complete its initial Business Combination. If the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless its stockholders approve an extension of such date. At September 30, 2022, we had approximately $72,000 in cash outside of the Trust Account, current liabilities of approximately $11,035,000 and negative working capital of approximately $10,820,000. We are incurring and expect to incur significant costs in the pursuit of an Initial Business Combination and we only have until January 20, 2023, unless we receive approval from our stockholders to extend such date to complete our initial Business Combination. We cannot assure you that our plans to complete an Initial Business Combination will be successful. See Liquidity and Capital Resources below.

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

Results of Operations

For the period from October 6, 2020 (date of inception) to September 30, 2022, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 20, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 20, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and $29,000 per month ($14,000 of which is deferred as to payment until closing of our Initial Business Combination and, since November 2021, all of which has been deferred for payment indefinitely) for compensation to each of our Chief Operating Officer and Chief Financial Officer. Our costs in the three and nine months ended September 30, 2022 and 2021 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Professional and consulting fees, regulatory and travel costs associated with investigating potential Initial Business Combination candidates were approximately $2,740,000 and $2,740,000, respectively, for the three and nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021, such costs were approximately $1,020,000 and $7,330,000, respectively. As we identified an Initial Business Combination candidate, our costs increased significantly in the three and nine months ended September 30, 2021 in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs required in connection with an Initial Business Combination. As that transaction was terminated in November 2021, transaction related costs have decreased in the three and nine months ended September 30, 2022. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $180,000 and $656,000, respectively, for the three and nine months ended September 30, 2022 and approximately $237,000 and $234,000, respectively, for the three and nine months ended September 30, 2021. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. During the three and nine months ended September 30, 2022 the Company recorded income tax expense of approximately $235,000 and $235,000, related to the interest income earned on the Trust Account. During the three and nine months ended September 30, 2021 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes and deductible costs related to a terminated transaction exceeded the interest income earned on the Trust Account so there was no income for tax purposes.

Interest income generated in the Trust Account was approximately $1,514,000 and 1,938,000, respectively, for the three and nine months ended September 30, 2022 and approximately $4,000 and $32,000, respectively, for the three and nine months ended September 30, 2021. The differences during the periods presented result largely from a changing interest rate environment.

We are permitted to withdraw interest earned from the Trust Account for the payment of taxes to the extent of interest income earned. In July 2022, the Company withdraw approximately $300,000 from the Trust Account in order to fund the payment of 2021 actual, and 2022 estimated, franchise taxes.

The Public Offering and the Private Placement closed on January 20, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At September 30, 2022, proceeds in the Trust Account are invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940 as described in Note 5 to the unaudited condensed financial statements. As a result of market conditions occurring in connection with the Covid-19 pandemic, low interest rates on available investments had been insufficient to cover our franchise tax obligations: however, interest rates in the three months ended September 30, 2022 returned sufficient interest income to pay actual and estimated franchise taxes.

As discussed further in Note 7 to the unaudited condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements.  As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The condensed statements of operations for the three and nine months ended September 30, 2022 reflects other income from change in fair value of the warrant liability of approximately $1,400,000 and $11,357,000, respectively, and the condensed statement of operations for the three and nine months ended September 30, 2021 reflects other expenses of approximately ($13,224,000) and ($5,757,000), respectively, for such items. Also reflected in other income (expense) for the three and nine months ended September 30, 2021 are charges to other expenses aggregating approximately $-0- and $1,471,000, respectively, for warrant liability transaction costs (approximately $639,000) and transaction date expenses related to the issuance of the Private Placement Warrants (approximately $832,000). There were no such expense charges in the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

On January 20, 2021, we consummated the Public Offering of an aggregate of 34,500,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $345,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 6,933,333 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. and D.E. Shaw Valance Portfolios, L.L.C. (collectively, the “Direct Anchor Investors”), at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $10,400,000.

The net proceeds from the Public Offering and Private Placement were approximately $347,776,000, net of the non-deferred portion of the underwriting commissions of $6,900,000 and offering costs and other expenses of approximately $724,000. $345,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At September 30, 2022, the Company had approximately $72,000 of cash available outside of the Trust Account to fund its activities until it consummates an Initial Business Combination, and it only has until January 20, 2023, unless the Company receives approval from its stockholders to extend such date, to complete its initial Business Combination and the Company cannot assure you that its plans to complete an Initial Business Combination will be successful.

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

The Company only has until January 20, 2023 to complete its initial Business Combination. If the Company cannot complete a Business Combination prior to January 20, 2023, it could be forced to wind up its operations and liquidate unless its stockholders approve an extension of such date. If a Business Combination is not completed and an extension of the deadline is not approved, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

Further, at September 30, 2022 the Company has approximately $72,000 in cash, approximately $11,035,000 of current liabilities and approximately $10,820,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. The mandatory liquidation and liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.

The Company’s plan to deal with the mandatory liquidation and liquidity uncertainties includes the possibility of requesting an extension of time to complete its initial Business Combination and the possibility of raising additional capital from the Sponsor through loans (as well as to preserve cash by deferring payments with anticipated cooperation from its service providers), both of which may permit the Company to complete a Business Combination. There is no assurance that the Company’s plans to consummate, or extend the deadline for, a Business Combination, or to raise additional capital from the Sponsor will be successful or successful prior to January 23, 2023, the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In an attempt to preserve cash, beginning in November 2021, the Company’s Chief Operating Officer and Chief Financial Officer, as well as the Sponsor and certain service providers have agreed to defer cash payments for an indefinite period. Further, in January 2022, the Company elected to pay certain insurance payments over a time payment plan and such liability has been fully paid at September 30, 2022.

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

Off-balance sheet financing arrangements

As of September 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Capital Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Beginning in November 2021, these two officers agreed to defer collection of their compensation for an indefinite period. During the three and nine months ended September 30, 2022 and 2021, $174,000 and $522,000 and $174,000 and $496,000, respectively, were charged to operations for these arrangements including approximately $522,000 and $239,000, respectively, that was added to accrued deferred compensation at September 30, 2022 and 2021. The amount of deferred compensation accrued as well as the cash portion of compensation that the two officers agreed to defer totals approximately $905,000 at September 30, 2022.

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

At inception on January 20, 2021 and for reporting periods ended on or before September 30, 2021, we utilized an independent valuation consultant that used a Monte Carlo simulation model with Geometric Brownian motion to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimated the volatility of our shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which we anticipated to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, subsequent to September 30, 2021 our public warrants were trading in an active market. As such, subsequent to September 30, 2021, we transferred the public warrants from Level 3 to Level 1 and the private placement warrants from Level 3 to Level 2 to reflect the fact that the public warrants were trading in an active market. At September 30, 2022 and December 31, 2021, we valued our public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.10 and $0.83, respectively, per warrant on September 30, 2022 and December 31, 2021). Since the private placement warrants are substantially similar to the public warrants but do not trade, we valued them based on the value of the public warrants (significant other observable inputs – Level 2).

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$(441,000)	$(110,000)	$9,312,800	$2,328,200
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.27	$0.27

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$7,034,000	$1,759,000	$(3,547,232)	$(947,768)
Denominator:
Weighted average shares outstanding	34,500,000	8,625,000	31,972,527	8,542,582
Basic and diluted net income (loss) per share	$0.20	$0.20	$(0.11)	$(0.11)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three and nine months ended September 30, 2022 the Company recorded income tax expense of approximately $235,000 in both periods primarily due to interest income earned on the Trust Account, net of taxes and deductible transaction costs. During the three and nine months ended September 30, 2021 the Company recorded income tax expense of approximately $-0- in both periods because the cost of deductible franchise taxes and deductible costs related to a terminated transaction exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 was approximately (43)% and 3%, respectively, and 0% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and certain business combination and warrant costs which may not be deductible. At September 30, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $700,000 and $400,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2022 and December 31, 2021, 34,500,000 of the 34,500,000 public shares were classified outside of permanent equity. Class A common stock subject to redemption consists of:

Gross proceeds of Public Offering	$345,000,000
Less: Proceeds allocated to Public Warrants	(13,973,000)
Offering costs	(19,050,000)
Plus: Accretion of carrying value to redemption value	33,023,000
Subtotal at date of Public Offering and at December 31, 2022	345,000,000
Plus: Accretion of carrying value to redemption value subsequent	1,380,000
Class A common stock subject to redemption	$346,380,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on October 6, 2020 for the purpose of effecting an Initial Business Combination. As of September 30, 2022, we had not commenced any operations or generated any revenues. All activity through September 30, 2022 relates to our formation and our Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. $345,000,000 of the net proceeds of the Public Offering and the Private Placement that closed on January 20, 2021 were deposited into a Trust Account and invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations or U.S. government treasury bills. At September 30, 2022, the Trust Account is invested in money market funds meeting the criteria described above. At September 30, 2022, there was approximately $346,680,000 in the Trust Account.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed unaudited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, and (iii) Quarterly Report on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 13, 2022 and August 12, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete a business combination is extended, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the United States Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act , we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

HENNESSY CAPITAL INVESTMENT CORP. V

Dated: November 9, 2022		/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2022		/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)